Form 10-K
period 2003-12-31
RENOVIS INC
filed 2004-03-30
CIK 1118361

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-50564

RENOVIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3353740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Corporate Drive, South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 266-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2003: Not applicable because trading of the registrant’s common stock on the NASDAQ National Market did not commence until February 5, 2004.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 25, 2004 was 24,546,150.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2003 are incorporated by reference into Part III of this report.

RENOVIS, INC.

FORM 10-K — ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business

Overview

We are a biopharmaceutical company developing drugs to treat neurological diseases and disorders. We were incorporated in Delaware in January 2000. In December 2002, we acquired the pharmaceutical assets of Centaur Pharmaceuticals, Inc. (Centaur), including the product candidates Cerovive® and REN-1654. Our research and development programs currently focus on major medical needs in the areas of pain, trauma and stroke and neurodegenerative diseases. Within these areas we are pursuing eight distinct programs, including three product candidates in clinical development. Our most advanced product candidate is Cerovive, an intravenous drug for acute ischemic stroke. Cerovive is being evaluated in a Phase III clinical trial program that is planned to involve approximately 4,000 patients by our exclusive licensee, AstraZeneca. We are independently developing two clinical candidates for the treatment of pain: REN-1654, an oral drug for neuropathic pain in Phase II clinical trials, and REN-213, an intravenous drug for acute post-operative pain also in Phase II clinical trials. Beyond these clinical trials, our goal is to file one investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) in 2004 and another in 2005.

Our Product Pipeline

The following table summarizes our product candidates in clinical development and our research programs:

Cerovive

Cerovive (NXY-059) is our intravenous drug for the treatment of acute ischemic stroke which is being evaluated in Phase III clinical trials by AstraZeneca. Stroke is the third leading cause of death in the United States and Western Europe and the most common cause of adult long-term disability in the United States. Cerovive works as a “neuroprotectant” to protect brain cells from damage triggered by a stroke. We believe that if Cerovive demonstrates neuroprotective benefits in stroke patients, the drug may also prove useful to treat a range of other brain injuries.

Market Opportunity

Stroke is an acute medical condition involving the death of brain tissue caused by blockage or rupture of the blood vessels leading to or within the brain. There are two major types of strokes. According to the Foundation for Education and Research in Neurological Emergencies, ischemic strokes account for approximately 85% and hemorrhagic strokes account for approximately 15% of all strokes in the United States. Ischemic strokes are caused by a blockage, called an occlusion, within an artery leading to or within the brain, while hemorrhagic strokes are caused by the sudden rupture or bursting of such an artery. When either kind of stroke occurs, blood flow and the supply of oxygen to an area of the brain are interrupted, leading to death of brain tissue. Although initial damage to brain tissue occurs within the first hour, much of the damage occurs subsequently up to three days after the stroke.

Existing treatment options, called thrombolytics, focus on restoring blood flow in patients with acute ischemic stroke and must be administered no more than three hours after the stroke. For a thrombolytic, such as recombinant tissue plasminogen activator (tPA), to be administered safely, a patient must receive a computerized tomography (CT) scan within three hours of the onset of symptoms to verify that the stroke did not result from bleeding in the brain (a hemorrhagic stroke), a condition that would be worsened by administration of a thrombolytic. In addition, thrombolytics may induce brain hemorrhage in ischemic stroke patients. According to the American Heart Association, only 3% to 5% of stroke patients receive tPA for acute ischemic stroke, which we believe is due to the treatment restrictions associated with thrombolytics.

The only neuroprotectant drug approved for treatment of stroke patients is edaravone, which is approved only in Japan. Edaravone was approved by Japanese regulatory authorities based on positive results from a 252-patient Phase III trial. In its first full year on the market in Japan (2002-2003), edaravone achieved sales in excess of $275 million and was administered to more than 125,000 patients. However, following its approval and introduction to the market, edaravone was associated with infrequent serious adverse events, including deaths, in a number of patients with kidney dysfunction. Given these safety concerns, sales growth in Japan has fallen significantly, and we believe it is unlikely that this drug will be approved in the United States or Europe. Edaravone is a free radical scavenger (see below) that differs from Cerovive in both structure and metabolism. Accordingly, we believe that the safety concerns with edaravone are not predictive of the safety of Cerovive.

According to the American Heart Association, the annual cost of stroke-related care in the United States exceeds $51 billion. Based on figures reported by Datamonitor, a business information company, more than two million strokes occur each year in the world’s major industrialized countries, and, according to the American Heart Association, 700,000 of such strokes occur in the United States. The leading product for stroke is tPA, which, due to its treatment restrictions, is used to treat only 3% to 5% of stroke patients annually. According to data published by Frost & Sullivan, a marketing, consulting and training company, tPA accounts for approximately $200 million in annual sales. We believe that a neuroprotectant drug capable of reducing stroke-related mortality and disability that can be administered for six hours after stroke without significant safety concerns would be used to treat a substantially broader population of stroke victims.

Scientific Overview

Cerovive is a novel compound of the nitrone class, a neuroprotectant that binds to and inactivates (by scavenging or trapping) cell-damaging free radicals. Free radicals are toxic molecules that the body produces in response to tissue injury, in particular after a stroke. As a neuroprotectant with free radical trapping properties, Cerovive acts to neutralize the free radicals and protects brain cells from further damage and death.

An acute ischemic stroke causes the nerve cells (called neurons) in the immediate area, the core infarct, to be cut off from their much-needed supply of blood and oxygen. Without oxygen, these neurons die within minutes to hours. When neurons in the core infarct die, they release chemicals that set off a chain reaction called the “stroke cascade”. This chain reaction, which lasts for hours to days, endangers neurons in a much larger area surrounding the core infarct by creating an area of brain tissue for which the blood supply is compromised but not completely cut off. Tissue within this much larger area of the brain, called the penumbra, will also die over hours to days. As additional neurons die, the penumbra expands progressively outward from the initial infarct, and additional neurological damage occurs. As neurons in an area of the brain die, the abilities and function once controlled by those neurons are compromised or lost. This may include functions such as speech, movement and memory. Ultimately, the loss of brain tissue can result in death. A neuroprotectant drug that can halt the stroke cascade at a key step has the potential of preserving brain tissue in the penumbra and limiting the loss of neurological function.

Because the death of neurons and expansion of the penumbra occur over a period of many hours to several days, there are windows of opportunity (clinically called therapeutic windows) for intervening at key steps in the stroke cascade with various neuroprotectant drugs. An early step in this cascade is associated with “glutamate excitotoxicity”, a mechanism that provides a short therapeutic window, typically within the first 60 minutes after a stroke. This early step in the cascade leads to damage to mitochondria, the key structures within the neuron that regulate energy.

In a later stage in the cascade, the damaged mitochondria generate free radicals, which damage both the affected neuron and surrounding neurons, ultimately leading to the death of these neurons hours to days later. This free radical generation provides a longer and therefore more clinically relevant therapeutic window during the first 12 hours after stroke.

During the 1990s, a number of potential neuroprotectant drugs that block glutamate excitotoxicity were tested. In animal models of acute ischemic stroke, many of these drugs were effective in mitigating further damage caused by the stroke cascade when given within 30 minutes, and occasionally up to two hours, after stroke. However, when subsequently tested in human patients up to 12 hours after stroke, they did not demonstrate statistically significant efficacy. Thus, the therapeutic window to block glutamate excitotoxicity, the target of these drugs, was too short (less than two hours) to be clinically useful for a significant number of stroke patients. Moreover, some of these drugs had serious side effects, which required testing in human patients at doses lower than those levels that had demonstrated efficacy in preclinical animal models.

Given the history of failed clinical trials for stroke drugs, an industry/academic roundtable group was convened in the late 1990s to establish a stringent set of preclinical and clinical criteria designed to guide the successful development of neuroprotectant drugs. This group published the Stroke Therapy Academic Industry Roundtable criteria (the STAIR criteria) in 1999 in order to improve the selection process for a drug to enter pivotal human clinical trials. Based on our research and review of published data, we believe Cerovive is the only stroke drug that has met all of the STAIR criteria.

The Cerovive Solution

Cerovive binds to and inactivates (or traps) free radicals thereby protecting brain cells from damage caused by a stroke, but, unlike a thrombolytic, it does not restore blood flow. It has been shown to reduce the death and damage of neurons in animal models of stroke. The functional improvement seen in these models shows the potential to preserve functions such as speech, movement and memory in stroke patients. By trapping free radicals, Cerovive targets a more clinically relevant therapeutic window than many drugs previously tested. Cerovive may also have mechanisms of action that protect neurons beyond its function as a free radical trap. We believe that Cerovive is positioned to be the first neuroprotectant drug marketed for stroke in the United States and Europe.

Cerovive represents the first use of a class of compounds called nitrones to be developed in the clinic for stroke. Cerovive demonstrates neuroprotective efficacy in both transient and permanent occlusion ischemic stroke models and hemorrhagic stroke models in rats, in permanent occlusion ischemic stroke models in monkeys and in another stroke model in rabbits. It has been shown to substantially lessen both motor and cognitive disability and to reduce infarct volume in monkeys when administered four hours after the onset of an ischemic stroke.

We believe that Cerovive may have another therapeutic value for stroke patients as well. When blocked arteries are unblocked, either spontaneously or by a thrombolytic drug, a rapid increase in blood flow, called reperfusion, occurs resulting in further brain damage, called reperfusion injury. Much of the reperfusion injury involves a sudden increase in free radicals. Following many ischemic strokes, there is spontaneous unblocking of arteries (thrombolysis). About half of stroke patients spontaneously reperfuse within three to four days. We believe that the continuous intravenous administration of Cerovive for 72 hours will continue to protect the brain of stroke patients against the damage that occurs from the production of free radicals during both spontaneous reperfusion and reperfusion induced by thrombolytic drugs. If Cerovive receives marketing approval, we believe it may be used both as a monotherapy as well as in combination with tPA and other thrombolytic (blood flow increasing) therapies that are currently being developed.

Prior Clinical Trials

A total of ten clinical trials have been performed with Cerovive, two trials in subjects with acute ischemic or hemorrhagic stroke (184 subjects exposed to Cerovive), seven in healthy subjects (286 subjects exposed to Cerovive) and one in subjects with kidney impairment (24 subjects exposed to Cerovive). Four double-blinded, placebo controlled trials have been performed in healthy volunteers to explore safety, tolerability, absorption, metabolism, distribution and excretion of Cerovive administered intravenously (i.v.) for eight to 72 hours in increasing doses. The adverse events that occurred were not considered clinically significant and Cerovive was hence judged to be well tolerated in healthy volunteers in these trials.

Two Phase IIa trials were performed to evaluate safety and tolerability of 72-hour infusions of Cerovive in subjects with acute stroke. The first trial enrolled 135 subjects with ischemic stroke and fifteen subjects with hemorrhagic stroke. The second trial enrolled 135 subjects with symptoms of acute ischemic stroke. The study drug was initiated within 24 hours of symptom onset. Cerovive was well tolerated with no concerns raised by the safety evaluation.

These Phase IIa clinical trials were primarily designed to examine the safety of Cerovive. In May 2003, AstraZeneca advanced Cerovive into Phase III clinical trials. We believe Cerovive is a strong Phase III product candidate based on the Phase II data, when combined with all of the other clinical safety data, the compelling efficacy shown in preclinical animal models in monkeys and rodents, and our belief, based on our research and review of published data, that Cerovive is the only neuroprotectant drug to have passed the STAIR criteria.

We believe that Cerovive enters Phase III clinical trials with strong preclinical and clinical data on safety and efficacy. Our belief, based on our research and review of published data, is that Cerovive is the only neuroprotectant that has met the STAIR criteria, and is the only drug that has been shown to substantially decrease both motor and cognitive disability in primates when given four hours after stroke.

Current Clinical Trials

AstraZeneca is conducting two multi-national, multicenter, randomized, double-blinded studies to test Cerovive (NXY-059) versus a placebo. “Double-blind” means neither the researcher nor the patient knows whether the patient has received the drug or the placebo. “Randomized” means that patients are randomly assigned to receive the drug treatment or the placebo. These two Stroke-Acute Ischemic-NXY Treatment (SAINT) trials are currently underway. The first trial, SAINT-I, is being conducted in Europe, Australia, South Africa and Asia and is planned to include more than 1,500 subjects. It will involve more than 200 centers across

24 countries. The second trial, SAINT-II, is being conducted in the United States, Canada and South America and is planned to include more than 1,500 subjects at more than 200 sites. The first patient was dosed in May 2003. A global safety trial scheduled to commence in 2004 is planned to include approximately 600 subjects with acute hemorrhagic stroke. Patient recruitment is proceeding consistent with the goal announced by AstraZeneca to request regulatory approval in 2006.

The Phase III trials are designed to determine the efficacy and evaluate the safety of Cerovive when administered up to six hours after the onset of symptoms. The drug is being administered as a one-hour i.v. loading-dose infusion followed by a 71-hour i.v. maintenance dose. Phase III clinical trials are being conducted with similar drug exposure and time window for which behavioral efficacy has been shown in primates. The mean time for the start of drug administration for each trial in acute ischemic stroke, and for all centers within these trials, is four hours after the onset of symptoms. In addition to this time limitation, to be enrolled in the SAINT trials, patients must show symptoms of acute ischemic stroke with limb weakness and have had full functional independence before stroke. The primary outcome will be measured three months after stroke by examining functional deficit (overall recovery and recovery of motor function) as measured by a standard neurological scoring system called the modified Rankin Scale.

The SAINT-I and SAINT-II clinical trials were designed with several interim analyses. At each interim analysis, an independent data and safety monitoring board will review patient data to evaluate the safety or efficacy of Cerovive. At such time, a decision can be made to either stop or continue the clinical trials.

Commercialization

Renovis has licensed to AstraZeneca the rights to develop, market and sell Cerovive worldwide. Pursuant to a license agreement, AstraZeneca made milestone payments totaling $4.5 to Renovis in February 2003 when it received FDA approval to commence the Phase III clinical trials. AstraZeneca may be required to make additional milestone payments to Renovis in the future upon regulatory filings and marketing approvals of Cerovive in the United States and other territories. Furthermore, Renovis is entitled to receive mid-teen percentage royalties on worldwide net sales of Cerovive. AstraZeneca has announced a goal to request regulatory approval of Cerovive in 2006.

If Cerovive meets its target product profile, we believe this product will be adopted rapidly by physicians in an area with a significant medical need due to the limitations of existing therapies and the severe nature of the disabilities suffered by many stroke patients. As one of the world’s leading pharmaceutical companies, AstraZeneca’s global regulatory, sales and marketing capabilities should allow it to drive rapid product adoption and use throughout the world. In addition, AstraZeneca is well positioned to potentially broaden the clinical uses and tests of the drug in related indications involving brain injury.

REN-1654

REN-1654 is an oral drug that we are evaluating in Phase II clinical trials for the treatment of certain types of neuropathic pain. Despite the wide assortment of prescription pain relievers already available, a number of specific types of pain, including neuropathic pain, remain inadequately treated. REN-1654 has been shown to decrease inflammatory signaling that we believe plays a significant role in the damage of nerve cells underlying certain forms of neuropathic pain.

Market Opportunity

Neuropathic pain is a form of pain that results from damage to nerves. The damage may result from a variety of causes, including illness, injury, and exposure to the toxic effects of chemotherapy drugs. Regardless of its original cause, neuropathic pain may persist for months or years after the original nerve damage occurs. We believe that an anti-inflammatory drug for the nervous system could be used following illness or injury to prevent the onset of, or reduce, many forms of neuropathic pain.

According to Pharmaprojects, a healthcare publication, each year approximately 26 million people worldwide suffer from some form of neuropathic pain. Several of the common forms of neuropathic pain can be traced to inflammation of peripheral nerves, including post-herpetic neuralgia (PHN) and sciatica. PHN is a complication of “shingles”, a recurrence in adults of a severe skin rash caused by the virus herpes zoster. Sciatica is a common type of back and leg pain characterized by compression and inflammation of the sciatic nerve.

Conventional analgesics, or pain relievers, are typically ineffective in treating neuropathic pain. As a result, drugs originally developed as anti-depressants and anti-convulsants, are frequently prescribed for neuropathic pain. One of these drugs, gabapentin, was originally approved as an anti-convulsant for the treatment of epilepsy and later became approved for treatment of PHN. Based on figures reported by Datamonitor, in 2002, sales of gabapentin exceeded $2.2 billion, a significant portion of which related to use of the drug to treat PHN and other forms of neuropathic pain. Gabapentin and other drugs currently prescribed for neuropathic pain are not effective in a high proportion of patients and, even where effective, frequently provide only modest pain relief at the expense of adverse side effects. Accordingly, there is a significant need for improved neuropathic pain therapies.

Scientific Overview

Inflammation in the nervous system is a common cause of multiple types of neuropathic pain. REN-1654 reduces inflammation in the nervous system by decreasing the release of tumor necrosis factor a (TNFa), a signaling molecule used by the immune system and certain cells in the nervous system. During inflammation, TNFa is thought to play a key role both in directly causing an increase in pain signaling and in damaging nerves by increasing the inflammatory response. Examples of neuropathic pain that involve inflammation include PHN and chemotherapy- induced neuropathy. In addition, long-term neuropathies can develop in other inflammatory pain conditions such as sciatica, lower back pain, neck pain and carpal tunnel syndrome.

The potential utility of TNFa inhibition as a strategy for treating certain types of neuropathic pain has been demonstrated in human studies. Drugs such as infliximab, which act by inhibiting TNFa, have demonstrated therapeutic potential in pilot studies of patients with sciatica. While cost and route of administration significantly limit the practical utility of these and other similar injectable drugs as treatments for neuropathic pain, they validate TNFa inhibition as a therapeutic strategy for these common types of neuropathic pain involving significant nerve inflammation.

The REN-1654 Solution

REN-1654 is an oral, small molecule drug that we believe will be effective as a treatment for certain types of neuropathic pain in which nerve inflammation plays a significant role. REN-1654 penetrates into the nervous system effectively and has a half-life which facilitates once-daily dosing. It has been shown to inhibit the release of TNFa by certain cell types. By decreasing the amount of TNFa in and around neurons, REN-1654 should reduce the nerve signaling and resulting pain caused by TNFa and decrease the amount of inflammation which leads to nerve damage. REN-1654 has demonstrated efficacy in preclinical models of neuropathic pain involving inflammation.

Clinical Trials

In ten previous safety trials REN-1654 was orally administered to approximately 300 subjects, establishing the safety of the drug for further clinical development. In July 2003, we submitted a new IND to the FDA to commence trials for neuropathic pain. We initiated a Phase II clinical program for REN-1654 in October 2003. Our first clinical trial is a double-blinded, randomized trial versus a placebo designed to evaluate the effect of REN-1654 on pain in response to localized skin inflammation in healthy volunteers. The second trial underway with REN-1654 is intended to evaluate the efficacy of the drug candidate in patients with or at risk for PHN. This is also a multi-center, double-blinded, randomized trial versus a placebo. We are conducting a third trial designed to explore the effectiveness of REN-1654 for treatment of sciatica. We expect to complete these Phase II trials and report preliminary results during the fourth quarter of 2004.

Commercialization

Our current plan is to independently develop REN-1654 through at least Phase II trials. Thereafter, we may seek strategic partners in international markets and potentially the United States. We currently plan to retain U.S. co-promotion rights, at a minimum, as part of any collaboration we establish for development and commercialization of REN-1654. We hold exclusive worldwide rights to patents covering REN-1654. We hold composition-of-matter and method-of-use patents which protect REN-1654 in the United States and other territories.

REN-213

REN-213 is an intravenous drug for acute post-operative pain that is in Phase II clinical trials. REN-213 is a patented combination of two marketed, off-patent drugs: nalbuphine, used for pain during labor and delivery, and naloxone, used to treat opiate overdose. Human patients treated with a precise, patented ratio of nalbuphine and naloxone in investigator-initiated studies have reported pain relief comparable to the relief provided by morphine without reporting the constipation, respiratory depression, nausea and cognitive impairment frequently associated with the use of morphine. We believe that REN-213, if approved for commercialization, has the potential to capture a significant share of the post-operative pain market.

Market Opportunity

According to data published in the Cleveland Clinic Journal of Medicine, there are more than 31 million surgeries performed in the United States each year that require drugs for post-operative pain. When tissues are damaged as a result of surgery, electrical “pain” signals are transmitted from the injured tissues through nerve fibers into the spinal cord and up to the brain.

Transmission of pain signals is decreased (producing a decrease in pain, or analgesia) by drugs that bind specifically to opioid receptors, molecules located on the surface of nerve cells. Such drugs are termed opioid receptor agonists. There are at least three types of opioid receptors (mu, kappa and delta), each of which produces analgesia when activated. Frequently prescribed narcotic analgesics (e.g., morphine, fentanyl, oxydodone and hydrocodone) bind to and activate mu-opioid receptors in the brain and spinal cord and are known as mu-opiates.

Morphine and other existing narcotic mu-opiates are presently the standard-of-care for post-operative acute pain. Unfortunately, these narcotics have serious side effects including constipation, respiratory depression (a dangerous slowing of breathing, especially common among elderly patients), nausea, itching, confusion and addiction (when given for chronic pain). These side effects may delay recovery and hospital release and frequently limit dosages that can be administered, such that optimal control of pain is not achieved. In addition, because mu-opiates have the potential to cause addiction and be abused, drugs like morphine are regulated by the U.S. Drug Enforcement Agency (DEA).

Scientific Overview

REN-213 is an injectable analgesic product that combines two approved off-patent drugs formulated in a specific, patent-protected ratio. REN-213 combines nalbuphine, a kappa-opiate, with naloxone, an opiate antagonist (which binds to and blocks opiate receptors). Unlike morphine and other mu-opiate narcotics, neither nalbuphine nor naloxone is designated as a controlled drug by the DEA. For decades, pharmaceutical companies, doctors and other healthcare professionals have been searching for an alternative to morphine and other mu-opiates that do not have the side effects of these drugs. Historically, one attractive alternative to mu-opiates were the kappa-opioid receptor agonists, or kappa-opiates, such as nalbuphine (which is a kappa-opiate agonist and also a weak mu-opiate antagonist). Researchers found that compounds activating kappa-opioid receptors also produce analgesia but with minimal side effects in animal testing. Studies in animals and humans also suggested that drugs activating the kappa-opioid receptors are unlikely to cause addiction. However, kappa-opiates produced a significant, unexpected side effect in humans that had not been seen in preclinical animal tests: increased pain, or anti-analgesia, most acutely in men. The increased pain caused by kappa-opiates has previously prevented the development of such compounds into widely-used analgesic drugs.

The REN-213 Solution

REN-213 eliminates the previously described anti-analgesic side effect by combining nalbuphine, a kappa-opiate, with naloxone, an opiate antagonist, at a fixed ratio. The anti-analgesic side effect of kappa-opiates is only observed in humans and not other animals. Because REN-213 has this property, it was developed by an academic physician-scientist exclusively in human clinical studies. We believe REN-213 may provide equal or superior pain control as compared to morphine and other mu-opiate analgesics but without significant side effects such as constipation, respiratory depression, nausea, itching and confusion.

Prior Clinical Studies

REN-213 was invented by an academic physician-scientist based on human clinical studies as part of his research to determine why kappa-opiates produced pain in humans and most acutely in men. He hypothesized that these anti-analgesic properties were being generated via another opioid receptor. This hypothesis was verified when he determined that co-administration of a low dose of naloxone, an opiate receptor antagonist which had no analgesic action alone, reversed the pain-enhancing effect of nalbuphine and produced long-lasting, enhanced analgesia in both men and women. These studies involved more than 370 patients who had undergone major dental surgery.

Current Clinical Trials

We completed a Phase I clinical trial for REN-213 in December 2003. We are currently conducting two Phase II clinical trials of REN-213 in patients following dental and abdominal surgery, respectively. We plan to commence an additional Phase II trial in post-surgical dental pain patients during the second quarter of 2004. Including these ongoing trials, we plan to conduct a total of eight Phase II and Phase III clinical trials on REN-213 over the next two years. Two of the eight clinical trials will be conducted in healthy volunteers, two trials in dental surgery patients with post-operative pain, one trial in adults with polysubstance abuse, and three trials in post-operative patients immediately after non-dental surgery requiring general anesthesia. We believe this entire clinical program can be completed by 2006.

Commercialization

We plan to develop REN-213 through all phases of its clinical development and to sell and market the drug in the United States. At the appropriate time in the development of REN-213, we plan to build a specialized sales and marketing organization to sell our products to hospitals, surgeons, oncologists and pain management specialists. As part of our strategy for commercializing REN-213, we are testing a nasal formulation of the product candidate called REN-214 that would enable treatment of acute post-operative pain patients following their release from the hospital. We intend to enter into strategic marketing agreements with, and grant additional licenses to, pharmaceutical companies to gain access to broader market segments, including general practitioners and international markets. We have the exclusive worldwide license to the U.S. patent for REN-213 and its follow-on patent applications for the development and commercialization of REN-213.

Research Programs

Our research is focused on developing new drugs to treat neurological diseases and disorders. According to data published by Frost & Sullivan, drugs that target central nervous system diseases and disorders represent the second largest sector of the worldwide drug market, accounting for more than $55 billion in worldwide drug sales in 2002. Our research in neurological diseases and disorders is focused in three therapeutic areas: pain, trauma and stroke and neurodegenerative diseases. We pursue research programs in each of these therapeutic areas. Our neurobiology expertise includes broad capabilities in assay development, screening, lead optimization and target identification and validation. Our medicinal chemistry expertise includes the use of state-of-the-art technologies to turn initial promising compounds generated by our neuroscientists into drug candidates. Given progress with REN-214 and the research programs outlined below, our goal is to file one new IND in 2004 and another in 2005.

Pain

Pain, the unpleasant sensation associated with actual or potential tissue damage, comes in two forms: acute and chronic. Both forms of pain represent major medical needs.

VR1 Antagonist Program.    Key mediators of pain signaling are ion channels, which regulate the flow of different ions (charged atoms) between the inside and outside of neurons. The transient receptor potential (TRP) ion channels constitute a large and diverse family, several of which are thought to mediate pain signaling and are attractive targets for drug discovery. The best known of these is the vanilloid receptor 1 (VR1).

We believe that a drug that blocks VR1, preventing it from activating nerve cell signaling, could provide a non-narcotic analgesic and would also be useful for treating non-neurological conditions such as inflammatory bowel disorders and asthma. We have several lead development candidates and commenced preclinical development of one of these compounds in 2004. To date, we retain all commercial rights to the VR1 antagonist program.

Nitrone Analgesic Program.    In a parallel program, we are working on a different proprietary class of non-opiate analgesics for acute and chronic pain. We have developed a series of nitrone-based analgesic agents which are active in rat and mouse models of neuropathic pain. To date, we retain all commercial rights to this program.

Trauma and Stroke

Trauma and stroke include conditions in which the nervous system is physically injured (trauma), as well as conditions in which the blood supply to nervous system tissue is disrupted (stroke), both leading to acute neurological damage. In trauma and stroke, free radical generation plays a key role in generating damage to nervous system tissue above and beyond the damage directly caused by the physical injury or lack of oxygen and nutrients.

Next-Generation Neuroprotectant Program.    Compounds that reduce free radicals (e.g., free radical trapping agents such as Cerovive) protect tissues against the damage caused by free radicals that occurs during trauma and stroke. Cerovive, the first nitrone-based neuroprotectant to be developed in the clinic for the indication of stroke, is administered via intravenous injection. We are developing next generation orally active nitrone-based compounds for the treatment of trauma, stroke and other related neurological diseases. AstraZeneca may have the right to license certain compounds developed through this program.

Other Programs.    We have identified potential protein biotherapeutics that may facilitate nerve regrowth, repair and restoration of function following damage to the nervous system arising from spinal cord injury and other neurological diseases and disorders. We have entered into a collaboration with Genentech to pursue certain of these opportunities.

Neurodegenerative Diseases

Neurodegenerative diseases are characterized by progressive nervous system dysfunction in which neurons in particular structures or regions of the brain deteriorate or die over time. Such conditions include Alzheimer’s Disease and Parkinson’s Disease, as well as disorders such as Multiple Sclerosis, which is a nervous system

“autoimmune disease” in which cells from the immune system inappropriately attack the body’s own tissues. While the first cause of each disease is debated among scientists and clinicians, it is clear that inflammation plays a large role in the progression of these diseases.

Leukocyte Trafficking Inhibitor Program.    In neurodegenerative diseases, leukocytes (white blood cells) from both inside and outside the nervous system cause inflammatory damage. We have commenced preclinical development of an orally active small molecule lead drug from a series of proprietary compounds that acts as an inhibitor of leukocyte trafficking, blocking the entry of these damage-inducing leukocytes into the nervous system. These compounds may also be useful for inflammation-related neurodegenerative disorders such as Multiple Sclerosis. We currently retain all commercial rights to this program.

TNFa Release Inhibitor Program.    Tumor necrosis factor a (TNFa) is a leukocyte signaling molecule that is capable of directly damaging tissue in the nervous system and increasing the activation of leukocytes at the site of nervous system inflammation. We are developing proprietary small molecule compounds that block the release of TNFa in the nervous system. To date, we retain all commercial rights to this program.

Strategy

Our goal is to become the leading biopharmaceutical company focused on discovering, developing and commercializing novel drugs to treat neurological diseases and disorders. The key elements of our strategy for achieving this goal are to:

Build a balanced portfolio of product candidates based on neurological diseases and disorders.

We believe that our scientific expertise is broadly applicable to a wide range of neurological diseases and disorders and that expanding our product portfolio will mitigate some of the risks associated with drug development. We currently have eight distinct programs in various stages of research and development in the areas of pain, trauma and stroke and neurodegenerative diseases. The development and commercialization of one of these programs, Cerovive, is the responsibility of our exclusive licensee AstraZeneca. We intend to advance the other seven programs through research, development and commercialization as rapidly as practicable, while taking an opportunistic approach to acquiring or in-licensing additional product candidates. We believe our scientific expertise enables us to effectively identify and capitalize on external product opportunities as evidenced by our acquisition of product candidates from Centaur and our in-licensing of REN-213 from a research institution. We also intend to undertake new discovery projects to identify novel product opportunities for internal development or collaboration.

Independently pursue significant market opportunities in indications that can be tested in clinical trials that involve clear patient outcomes and short periods of patient follow-up, such as acute post-operative pain.    We focus our internal clinical development efforts on product opportunities that we believe can be commercialized or partnered based on results from rapid and cost-effective clinical programs. Such programs generally have clear efficacy endpoints and relatively brief periods of treatment and patient follow-up. Our first product candidates for pain, REN-1654 and REN-213, fit these parameters.

Establish selective corporate collaborations to assist in the development and commercialization of our products while retaining significant commercial rights.    We leverage the development, regulatory and commercialization expertise of AstraZeneca to mitigate risk and accelerate the development of Cerovive. We intend to selectively form additional corporate collaborations to further leverage our internal resources to undertake projects that are beyond our resources while retaining co-promotion or commercial rights in the United States. Such projects include establishing an international sales capability and completing large and costly clinical trials.

Develop a specialized U.S. sales and marketing organization to commercialize our lead products in pain.    We intend to retain all or a significant portion of U.S. commercialization rights to our most advanced, internally developed product candidates, REN-1654 and REN-213. At the appropriate time in the development of REN-213, we intend to build a focused sales and marketing organization to promote

REN-213 to physicians who frequently prescribe medications to treat acute post-operative pain. Because these physicians are primarily hospital-based and concentrated in major metropolitan areas, we believe that we can effectively promote REN-213 with a focused sales and marketing organization. Similarly, we believe that a relatively small number of specialist physicians (e.g., neurologists and pain specialists) frequently prescribe medications for neuropathic pain and influence the practice and prescribing habits of broader groups of physicians. We intend to leverage the sales and marketing organization built to support REN-213 to also reach these high-prescribing specialist physicians with information about the appropriate use of REN-1654. We believe that developing a specialized internal sales capability in the future will be an essential component of achieving our goal to become the leading, fully-integrated biopharmaceutical company focused on developing and commercializing drugs to treat neurological diseases and disorders.

Strategic Alliances

AstraZeneca

Our agreement with AstraZeneca grants them exclusive worldwide rights to develop, manufacture and market Cerovive. Under the agreement, we are entitled to receive future milestone payments upon occurrence of each of the following events: filing of a marketing authorization application with European or Japanese regulatory authorities, approval of such marketing authorization application, filing of an NDA with the FDA and approval of such NDA. We are also entitled to mid-teen percentage royalties on worldwide net sales of Cerovive. AstraZeneca has responsibility for all aspects of clinical development under the agreement, including all costs. The agreement also establishes AstraZeneca’s and our rights and obligations involving defined product opportunities that may arise in the future from our nitrone chemical platform.

If we identify any nitrone-based drug candidate similar to Cerovive (i.e., that functions as a specific type of free radical trap) as a development candidate for stroke or stroke pain, traumatic brain injury or certain types of dementia, AstraZeneca would be entitled to license the compound from us on the terms and conditions of the Cerovive agreement. If we identify a compound of the same type in the areas of neurodegenerative diseases or psychiatric disorders outside the areas identified above, which we choose to partner with a third party, we are obligated to notify AstraZeneca and consider in good faith any interest it may have in such partnership opportunity. If we commercialize a compound with a third party in the areas of neurodegenerative diseases or psychiatric disorders (and, in the event AstraZeneca relinquishes its rights to products for stroke, stroke pain, traumatic brain injury or certain types of dementia), we will be required to pay AstraZeneca a low single-digit percentage royalty on worldwide net sales of that product.

Our agreement with AstraZeneca expires on the later of fifteen years after the first commercial sale of a licensed product, or the expiration of applicable patents, on a country-by-country basis. Additionally, AstraZeneca can terminate the agreement either in whole or in part, without cause, upon 12 months notice.

Genentech

In December 2003, we entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid us an upfront license and technology access fee of $5.25 million in January 2004 and made a $3.0 million equity purchase concurrent with our initial public offering. In addition, we are eligible to receive future milestone and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech. In exchange, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialize protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role. Under the collaboration, we will be responsible for evaluating protein biotherapeutic candidates in preclinical models of spinal cord injury. Unless Genentech exercises certain rights and makes additional payments to us, we will have the right to develop and commercialize products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions. We are required to make royalty payments, and in certain cases milestone payments, to Genentech on therapeutic products that we develop and commercialize under the collaboration.

Merck

In July 2003, we entered into a patent license and research collaboration agreement with Merck. Under this agreement, we are collaborating with Merck to ascertain whether certain drug compounds provided by Merck may have utility in certain conditions affecting the central nervous system. We hold method-of-use patents for the class of drugs being evaluated. The term of the agreement is nine months. We anticipate our expenses related to research programs under this agreement to be approximately $500,000. Based upon the experimental results obtained during this pilot collaboration, we and Merck do not expect to extend the agreement beyond the original term.

Intellectual Property

Patents, Trade Secrets and Licenses

The following factors are important to our success:

•	receiving patent protection for our product candidates;

•	not infringing on the intellectual property rights of others;

•	preventing others from infringing our intellectual property rights; and

•	maintaining our patent rights and trade secrets.

We actively seek, when appropriate, protection for our products, technologies and proprietary information through U.S. and foreign patents. In addition, we rely upon trade secrets and contractual arrangements to protect our proprietary information.

As of January 1, 2004, we own more than 30 U.S. patents, 15 U.S. patent applications, 55 foreign patents and 90 foreign patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. In particular, we own patents and patent applications which materially relate to our ability to develop and commercialize our product candidate REN-1654. As of January 1, 2004, we have licensed, from institutions such as the Oklahoma Medical Research Foundation (OMRF), the University of Kentucky Research Foundation (UKRF), the Regents of the University of California (the Regents) and others, the exclusive rights to more than 35 U.S. patents, 20 U.S. patent applications, 100 foreign patents and 55 foreign patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. We face the risk that one or more of the above patent applications may be denied. We also face the risk that our issued patents may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop. We also note that U.S. patents and patent applications may be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful, would result in the entire loss of our patent or the relevant portion of our patent and not just with respect to that particular infringer. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

In addition, our ability to assert our patents against a potential infringer depends on our ability to detect the infringement in the first instance. Many countries, including certain European countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties in some circumstances (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement.

Our success will also depend in part upon our not infringing patents issued to others. If our product candidates are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In this regard, we have received correspondence from a third party that alleges that certain of our compositions and methodologies fall within the scope of patents owned by this individual. Although we do not believe that these patents seriously harm our ability to develop and commercialize our products, we cannot be certain of this. We are also aware of certain third party patents relating to the use of certain opioid agonists in conjunction with certain opioid antagonists that are the subjects of re-examination proceedings on the basis that the claims of such patents are invalid. Although we believe that these claims are indeed invalid and/or not infringed and will not seriously harm our ability to develop and commercialize our products, we cannot be certain of this. It is likely that in the future we will encounter other similar situations which will require us to determine whether we need to license a technology or face the risk of defending an infringement claim.

Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Much of our technology and many of our processes depend upon the knowledge, experience and skills of our scientific and technical personnel. To protect rights to our proprietary know-how and technology, we generally require all employees, contractors, consultants, advisors, visiting scientists and collaborators as well as potential collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information. The agreements with employees and consultants also require disclosure and assignment to us of ideas, developments, discoveries and inventions. These agreements may not effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel.

We also use as advisors and consultants individuals who are currently employed by universities. Most of these individuals are parties to agreements pursuant to which some of the work product created by these individuals belongs to their respective universities. While we and these individuals try to maintain records which make it clear that the work these individuals do for us is not subject to their agreements with universities, it is always possible that a university will assert an ownership claim to the work of one or more of these individuals.

OMRF and UKRF.    We hold the exclusive, worldwide license to specified intellectual property related to Cerovive owned by OMRF and UKRF pursuant to a license agreement entered into in July 1992. In consideration for this technology license, we are obligated to pay OMRF and UKRF low-single digit royalties on any future net sales of products relating to our license, subject to a minimum annual royalty payment of $25,000 through the year the FDA first approves an NDA and $100,000 annually thereafter. The license agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under the agreement or 15 years from the effective date of the agreement. We may terminate the license agreement for any reason following six months written notice to OMRF and UKRF.

OMRF.    We hold the exclusive, worldwide license to specified intellectual property related to nitrones that are potential therapeutics owned by OMRF pursuant to a license agreement entered into in January 1998. In consideration for this technology license, we are obligated to pay OMRF royalties on any future net sales of products relating to our license, subject to minimum annual royalty payments of $10,000. In addition, we are obligated to pay OMRF milestone payments if we reach certain regulatory milestones. The license agreement terminates upon the later of the expiration of the last to expire of any patent rights to licensed products that are developed under the agreement or 15 years from the effective date of the agreement. We may terminate the license agreement for any reason following six months written notice to OMRF.

The Regents of the University of California.    We hold the exclusive, worldwide license to specified intellectual property related to REN-213 owned by the Regents pursuant to a license agreement entered into in December 2002. In consideration for this technology license, we paid a license fee to the Regents which requires additional annual payments in 2003 and 2004. We are also obligated to pay the Regents royalties on any future net sales of products relating to our license. In addition, we are obligated to make payments to the Regents based on meeting certain regulatory and clinical milestones. The license agreement terminates upon the expiration of all patent rights licensed thereunder. We may terminate the license agreement for any reason following 60 days written notice to the Regents.

We hold two exclusive, worldwide licenses to specified intellectual property related to targets and potential protein biotherapeutics relevant for inhibition of tumor angiogenesis and other pathological diseases and for nerve regeneration and repair, owned by the Regents pursuant to license agreements entered into in June 2001 and November 2002, respectively, each as amended in December 2003. In consideration for these technology licenses, we paid license fees to the Regents. We are required to make additional annual payments on the November 2002 license. We are also obligated to pay the Regents royalties on any future net sales relating to our licenses subject to specified minimum annual royalty payments of $25,000 for products developed under the June 2001 license and $50,000 for products developed under the November 2002 license. In addition, we are obligated to make payments to the Regents based on meeting certain regulatory and clinical milestones. The June 2001 license automatically terminates upon the date of expiration of the last to expire patent under the license. The November 2002 license automatically terminates on or after December 31, 2018.

Cutanix.    In December 2002, Centaur assigned all of its rights and obligations under an agreement with Cutanix Corporation (Cutanix) to us. Pursuant to this agreement entered into in January 1998, Cutanix received the right to exclusively develop and commercialize individual compounds for use in the fields of dermatology and cosmetics and other skin care applications. In September 2002, the agreement with Cutanix was amended to clarify and modify the scope of technology to which Cutanix had rights, redefine the criteria allowing Centaur and Cutanix to claim certain exclusive rights to develop and commercialize compounds within the Centaur compound library licensed under the agreement, as well as provide a defined mechanism for access by Cutanix of certain proprietary technology and compound samples. Resulting modifications included limitation of the license granted to Cutanix to cover only technology existing as of July 31, 2002, the termination of the right for Centaur to be the exclusive supplier of active compounds to Cutanix and the explicit exclusion of certain compounds under development by Centaur and Cutanix as long as they continue to be in development. There are no ongoing fees or expenses payable by us under this agreement.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators; and

•	FDA approval of a new drug application, or NDA, or NDA supplement, for an approval of a new indication if the product is already approved for another indication.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any new approvals for our products will be granted on a timely basis, if at all.

Prior to commencing the first clinical trial, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, and the FDA must grant permission for each clinical trial to start and continue. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center. Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase I: Studies are initially conducted in a limited patient population to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution and excretion in healthy humans or patients.

•	Phase II: Studies are conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II trial that could, if positive, serve as a pivotal trial in the approval of a product candidate.

•	Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken in large patient populations to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied after a drug receives approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system.

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an NDA supplement. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug product is intended to treat a chronic disease, as is the case with some of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of product candidates or new diseases for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, additional regulatory approvals for Cerovive, REN-1654 or REN-213 would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the good manufacturing practices regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates or approval of new diseases for our product candidates. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Competition

We compete in the segment of the pharmaceutical market that treats neurological diseases and disorders, which is highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are also researching and selling products designed to treat neurological diseases and disorders. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in neurological research, some in direct competition with us. We also must compete with these organizations to recruit scientists and clinical development personnel.

We believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of our product candidates;

•	timing and scope of regulatory approval;

•	the speed at which we develop product candidates;

•	completion of clinical development and laboratory testing and obtaining regulatory approvals for product candidates;

•	our ability to manufacture and sell commercial quantities of a product to the market;

•	product acceptance by physicians and other health care providers;

•	quality and breadth of our technology;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	availability of substantial capital resources to fund development and commercialization activities.

Cerovive.    We believe that Cerovive, if approved and commercialized, would not face direct competition from products currently available to stroke victims. Moreover, we believe existing thrombolytic drugs such as tPA will be complementary to Cerovive. A number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with Cerovive. Competitors include Bayer AG, Yamanouchi Pharmaceutical Co., Ltd., Ono Pharmaceutical Co., Ltd., Pharmos Corp., Indevus Pharmaceuticals Inc., Vertex Pharmaceuticals Incorporated and D-Pharm Ltd.

REN-1654.    If REN-1654 is approved and commercialized, it will face significant competition. The primary competition in the market for neuropathic pain is gabapentin, which is currently marketed by Pfizer Inc. In 2002, sales of gabapentin exceeded $2.2 billion, a significant portion of which related to the use of the drug for neuropathic pain. Gabapentin is expected to be available in generic form at a cost substantially below current levels beginning in 2004. Pfizer is also developing a successor product candidate to gabapentin called pregabalin, which has been shown in Phase III clinical trials to effectively treat many patients with neuropathic pain with fewer side effects than gabapentin. Competitors working on other treatments for neuropathic pain include NeurogesX, Inc., Novartis AG, CeNeS Pharmaceuticals plc, Xenoport, Inc. and AstraZeneca.

REN-213.    If REN-213 is approved and commercialized, it will face significant competition. The primary competition in the market for acute post-operative pain is generic morphine. Several competitors are seeking drug candidates that would be used in combination with mu-opiates like morphine to mitigate one or more of the adverse side effects associated with their use. We believe these drug candidates are likely to be approved by the FDA and commercialized before REN-213. Competitors include Pain Therapeutics Inc., Progenics Pharmaceuticals, Inc., Adolor Corporation, CeNeS Pharmaceuticals and ConjuChem Inc.

Employees

As of January 1, 2004, we had 72 full-time employees, including 26 Ph.D.s and M.D.s. In addition, we have contracted with consultants that we estimate are the equivalent of approximately 6.5 additional full-time employees, the majority of whom are engaged in clinical development activities, and three temporary employees that we estimate are the equivalent of 1.5 full-time employees. We believe our relations with our employees are good.

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this report, before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

Risks Related to Our Company

Clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Any failure or substantial delay in completing clinical trials for our product candidates, including Cerovive®, REN-1654 and REN-213, may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products or potential products of our current and future strategic partners and licensees, we and our strategic partners or licensees must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The success of this preclinical and clinical testing is critical to achieving our product development goals.

Our licensee, AstraZeneca, is currently conducting Phase III clinical trials to test Cerovive for efficacy in stroke patients. The Cerovive Phase III clinical trials were designed to include several interim analyses. At each interim analysis, an independent data and safety monitoring board will review patient data to evaluate the safety or efficacy of Cerovive. At such time, a decision can be made to either stop or continue the Phase III clinical trials. If the Cerovive trials are significantly delayed or fail to demonstrate that Cerovive is safe and effective for stroke patients, our business and reputation would be harmed and our stock price would be negatively affected.

Clinical trials are expensive, time-consuming and typically take years to complete. In connection with clinical trials, we face the risks that:

•	a product candidate may not prove to be efficacious;

•	we may discover that a product candidate may cause harmful side effects;

•	patients can die or suffer other adverse medical effects for reasons that may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. The results from the Phase II clinical trials for Cerovive may not be predictive of results obtained in the Phase III clinical trials, the results from the Phase I and IIa clinical trials for REN-1654 may not be predictive of results obtained in the Phase IIb clinical trials, and the results from the Phase I studies of REN-213 may not be predictive of the results obtained in the Phase II clinical trial.

Failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays or rejections if we, our strategic partners or licensees are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. While we have not experienced, and are not currently experiencing, delays in patient enrollment in our clinical trials, any such delays in planned patient enrollment in the future may result in increased costs and delays, which could harm our ability to develop products. The Phase III clinical trials for Cerovive require that patients be enrolled at clinical sites within six hours of having a stroke. If AstraZeneca is unable to enroll patients within such time limits, AstraZeneca may not be able to complete the clinical trials as planned or at all.

The independent clinical investigators and contract research organizations that we and our strategic partners or licensees rely upon to conduct clinical trials may not be diligent, careful or timely, and may make mistakes in the conduct of our trials.

We depend on independent clinical investigators and contract research organizations (CROs) to conduct our clinical trials under their agreements with us or, in the case of Cerovive, with AstraZeneca. We are not employing these investigators, and we cannot control the amount or timing of resources that they devote to our programs. Our contracts with these investigators involve fixed fees. If the costs of performing the clinical trials exceed estimates, these investigators may fail to devote sufficient time and resources to our drug development programs, fail to enroll patients as rapidly as expected, or otherwise fail to perform in a satisfactory manner, regulatory approval and our introductions of new products will be delayed. We contract with CROs for execution of our clinical trials for our product candidates other than Cerovive. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors, it could harm our competitive position.

We depend on our licensee, AstraZeneca, for the completion of the Cerovive clinical program and for the commercialization of Cerovive.

Under our exclusive license agreement with AstraZeneca, AstraZeneca is responsible for all aspects of clinical development of Cerovive. If Cerovive receives regulatory approval, AstraZeneca will be responsible for marketing and sales of the commercial product. Because AstraZeneca is responsible for these functions, we have no control over the development schedule or, if Cerovive receives regulatory approval, the marketing plan for Cerovive. If the clinical trials for Cerovive are not successful, Cerovive will not be commercialized. Moreover, if AstraZeneca elects to terminate the clinical program for Cerovive, the rights to develop and market Cerovive will revert to us. If these rights revert to us, we will have to fund the clinical programs for Cerovive on our own, seek a strategic partner or licensee for clinical development or abandon Cerovive.

Our reliance on AstraZeneca poses a number of risks, including the following:

•	AstraZeneca has discretion to elect whether to pursue the development of Cerovive or to abandon the clinical program at any time;

•	we cannot control whether AstraZeneca will devote sufficient resources to the clinical program and, if Cerovive is approved by the FDA or other regulatory agencies, the marketing plan for the commercial drug product;

•	although we have no history of royalty payment disputes, even if Cerovive is approved and commercialized, disputes may arise in the future with respect to the calculation of royalty payments based on net sales related to Cerovive; and

•	if AstraZeneca perceives that the market opportunity for Cerovive or its profit margin from the sale of Cerovive is too small to justify commercialization, the interests and motivations of AstraZeneca may not be, or may not remain, aligned with those of Renovis.

If any of these risks materialize, it could delay the development schedule for Cerovive and impair its commercialization.

If we or our strategic partners or licensees fail to obtain U.S. regulatory approvals for product candidates under development, including our lead product candidate, Cerovive, and product candidates REN-1654 and REN-213, we will not be able to generate revenue in the U.S. market from the commercialization of product candidates.

We must receive FDA approval for each of our product candidates before we can commercialize or sell that product candidate in the United States, and AstraZeneca, our licensee for Cerovive, must receive regulatory approval for Cerovive and commercialize or sell Cerovive before we will receive royalties. The FDA can limit or deny their approval for many reasons, including:

•	a product candidate may be found to be unsafe or ineffective;

•	regulators may interpret data from preclinical testing and clinical trials differently and less favorably than the way we interpret it;

•	regulators may not approve the manufacturing processes or facilities that we use; and

•	regulators may change their approval policies or adopt new regulations.

Failure to obtain FDA approval or any delay or setback in obtaining such approval could:

•	adversely affect our ability to market any drugs we develop independently or with strategic partners or licensees;

•	impose additional costs and diminish any competitive advantages that we may attain; and

•	adversely affect our ability to generate royalties or product revenues.

Any such failures or delays in the regulatory approval process for any of our product candidates would delay or diminish our receipt of product revenues, if any, and would materially adversely affect our business, financial condition and results of operations.

Even if we obtain FDA approval, our product candidate may not be approved for all indications that we request, which could limit the uses of our product and adversely impact our potential royalties and product sales. If FDA approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies. As to any product for which marketing approval is obtained, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. We may be slow to adapt, or we may never adapt, to changes in existing requirements or adoption of new requirements or policies.

If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

If we or our strategic partners or licensees fail to obtain regulatory approvals in other countries for product candidates under development, we will not be able to generate revenue in such countries from the commercialization of product candidates.

In order to market our products outside of the United States, we and our strategic partners and licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States, including the risk that our product candidate may not be approved for all indications that we request, which could limit the uses of our product and adversely impact our potential royalties and product sales and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Even if our product candidates are approved and commercialized, competitive products may impede market acceptance of our products.

Several of our product candidates are intended to compete directly with existing drugs. Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than these existing drugs. Even if approved and commercialized, Cerovive may fail to achieve market acceptance with hospitals, physicians or patients. Similarly, hospitals, physicians or patients may continue to use existing drugs in preference to REN-1654 and REN-213. If REN-1654 is approved and commercialized, it will face significant competition in the market for the treatment of neuropathic pain from gabapentin, a drug which is currently marketed by Pfizer Inc. If REN-213 is approved and commercialized, it will compete with generic morphine in the market for the treatment of acute post-operative pain. If our products do not receive market acceptance for any reason, our revenue potential could be diminished which would materially adversely affect our business, financial condition and results of operations.

Further, our competitors may develop new products that could be more effective or less costly, or that may seem more cost-effective, than our products. For example, although we believe that Cerovive would not face direct competition from products currently available to stroke victims, a number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with Cerovive. Competitors developing such products include Bayer AG, Yamanouchi Pharmaceutical Co. Ltd., Ono Pharmaceutical Co., Ltd., Pharmos Corp., Indevus Pharmaceuticals Inc., Vertex Pharmaceuticals Incorporated and D-Pharm Ltd. In addition, gabapentin will be available in generic form as early as 2004, which we anticipate will cause a decrease in the average selling price from current levels and increase competition for REN-1654 for the treatment of neuropathic pain. In addition, Pfizer filed an NDA with the FDA in October 2003 to obtain approval to market a successor product candidate to gabapentin called pregabalin, which has been shown effective for many neuropathic pain patients with fewer side effects than gabapentin. Other competitors working on other treatments for neuropathic pain include NeurogesX, Inc., Novartis AG, CeNeS Pharmaceuticals plc, Xenoport, Inc. and AstraZeneca. Finally, several competitors seek to compete with REN-213 by using drug candidates in combination with mu-opiates, like morphine, to mitigate one or more of the adverse side effects associated with their use. We believe these drug candidates are likely to be approved by the FDA and commercialized before REN-213. Competitors developing such products include Pain Therapeutics Inc., Progenics Pharmaceuticals, Inc., Adolor Corporation, CeNeS Pharmaceuticals and ConjuChem Inc. Since REN-213 and REN-1654 are in early stages of development, we cannot assess their competitive advantages or disadvantages in areas such as efficacy, safety, cost and administration compared to existing products or product candidates being developed by our competitors.

Most of our competitors have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. As a result, they may achieve product commercialization or patent protection earlier than we can, if at all. Hospitals, physicians, patients or the medical community in general may not accept and use any products that we may develop.

We have no experience selling, marketing or distributing products and no internal capability to do so.

If we receive regulatory approval to commence commercial sales of any of our product candidates other than Cerovive, we will have to establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales or marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage against companies with broader product lines; and

•	unforeseen costs associated with creating an independent sales and marketing organization.

As an alternative to establishing our own sales and marketing organization, we may engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales organization to assist us. We may not be able to successfully establish sales and distribution capabilities either on our own or in collaboration with third parties or gain market acceptance for our products. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and we may not succeed.

If third-party manufacturers of our products fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed and our costs may rise.

We have no manufacturing facilities, and we have no experience in the commercial manufacturing of drugs and no experience in designing drug manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates for clinical trials. We intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute any resulting products. While we have not experienced problems with our third party manufacturers to date, our reliance on these third-party manufacturers exposes us to the following risks, any of which could delay or prevent the completion of our clinical trials, the approval of our product candidates by the FDA or other regulatory agencies, or the commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•	Contract manufacturers are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical trials and may delay or prevent filing or approval of marketing applications for our products.

•	Changing contract manufacturers may be difficult and the number of potential manufacturers is limited. Changing manufacturers may require re-validation of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such re-validation may be costly and time-consuming. It may be difficult or impossible for us to find replacement manufacturers on acceptable terms quickly, or at all.

Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. We are not aware of any violations by our third-party manufacturers of any of these regulations or standards. While we are obligated to audit the performance of third-party contractors, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant premarket approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical and clinical trials. If any of these product candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture them in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third party manufacturers or on our own, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

Materials necessary to manufacture REN-213 may not be available on commercially reasonable terms, or at all, which may delay our development and commercialization of the drug.

There are a small number of suppliers of nalbuphine and naloxone, the two components which are necessary to manufacture REN-213. Our manufacturer for REN-213 needs to purchase these materials for our clinical trials and it or we need to purchase these materials for commercial distribution if we obtain marketing approval for REN-213. Suppliers may not sell us either of these materials at the time we need it or on commercially reasonable terms. If our manufacturer is unable to obtain these materials for our clinical trials, product testing and potential regulatory approval of REN-213 would be delayed, significantly impacting our ability to develop the product candidate. If our manufacturer or we are unable to purchase these materials after regulatory approval has been obtained for REN-213, if at all, the commercial launch of REN-213 would be delayed or there would be a shortage in supply of REN-213, which would materially affect our ability to generate revenues from the sale of REN-213. If suppliers increase the price of these materials, the price for REN-213 may increase which may make REN-213 a less competitive product for the relief of acute post-operative pain. If we change suppliers for any of these materials or any of our suppliers experiences a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could harm our ability to manufacture our products. Our inability to obtain either of these materials for any reason could substantially impair our development activities or the production, marketing and distribution of REN-213.

If we are unable to retain and recruit qualified scientists or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts.

We are highly dependent on the key members of our management and scientific staff, especially our chief executive officer, Corey Goodman, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. We maintain “key man” insurance on Dr. Goodman. We do not maintain “key man” insurance policies on any of our other officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

We have a history of losses and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $41.9 million and $25.1 million for the years ended December 31, 2003 and December 31, 2002, respectively. As of December 31, 2003, our accumulative net loss was $82.0 million. We have not yet completed the development, including obtaining regulatory approvals, of any of our product candidates and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue the development and prepare for commercialization of REN-1654 and REN-213;

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. We will need to generate significant revenues to achieve profitability. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we cannot raise additional capital on acceptable terms, we may be unable to complete planned clinical trials, obtain regulatory approvals or commercialize our product candidates.

We believe that existing cash reserves will fund our planned activities through at least the next 24 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the year ended December 31, 2003, our net cash used in operating activities was $17.7 million and we had capital expenditures of $2.0 million for the same period. Our future capital requirements depend on many factors, including:

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies or products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

We intend to seek additional funding through strategic collaborations and may seek funding through private or public sales of our securities or by licensing all or a portion of our technology. This funding may significantly dilute existing stockholders or may limit our rights to our technology.

We may not be able to obtain additional funding on reasonable terms, or at all. If we cannot obtain adequate funds, we may:

•	terminate or delay preclinical development or clinical trials for one or more of our product candidates;

•	delay establishment, or fail to establish, sales, marketing and/or manufacturing capabilities;

•	curtail significant product development programs that are designed to identify new product candidates;

•	not be in a position to acquire technologies or pursue other business opportunities that require financial commitments; and/or

•	relinquish rights to our technologies or product candidates.

Risks Related to Our Industry

Claims that we infringe a third-party’s intellectual property may give rise to burdensome litigation, result in potential liability for damages or stop our development and commercialization efforts.

Third parties may assert patent or other intellectual property infringement claims against us or our strategic partners or licensees with respect to technologies used in our potential products. While we have conducted patent searches to determine whether the technologies used in our products infringe patents held by third parties, we expect that numerous patent applications are currently pending and may be filed in the future for technologies generally related to our technologies, including many patent applications that remain confidential after filing. Due to these factors and the inherent uncertainty in conducting patent searches, we may violate third-party patent rights that we have not yet identified.

U.S. and foreign patents have been issued to third parties in the same fields as some of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that are in the same fields as some of our product candidates. These patent applications, if issued, could subject us to infringement actions. Although to date we have not been subject to any infringement actions, we have received communications from a third party alleging that we infringed certain patents held by the third party.

The owners or licensees of these and other patents may file one or more infringement actions against us. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products, including Cerovive, REN-213 or REN-1654, that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to discontinue development of a product candidate, such as Cerovive, REN-213 or REN-1654, or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.

The following factors are important to our success:

•	receiving patent protection for our product candidates;

•	not infringing on the intellectual property rights of others;

•	preventing others from infringing our intellectual property rights; and

•	maintaining our patent rights and trade secrets.

We will be able to protect our intellectual property rights in patents and trade secrets from unauthorized use by third parties only to the extent that such intellectual property rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biotechnology and pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement.

In addition, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the compounds that are used in their products. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our strategic partners, collaborators, employees and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

Governmental and third-party payors may impose sales and pharmaceutical pricing restrictions or controls on our potential products that could limit our future product revenues and adversely affect profitability.

The commercial success of our potential products is substantially dependent on whether third-party reimbursement is available for the ordering of our products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors may not cover or provide adequate payment for our potential products. They may not view our potential products as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our potential products to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce health care costs or reform government health care programs could result in lower prices or rejection of our potential products. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenue to decline.

Competition in the biotechnology and pharmaceutical industries is intense, and if we fail to compete effectively our financial results will suffer.

Our business is characterized by extensive research efforts, rapid developments and intense competition. Our competitors may have or may develop superior technologies or approaches to the development of competing products, which may provide them with competitive advantages. Our potential products may not compete successfully. We believe that successful competition in our industry depends on product efficacy, safety, reliability, availability, timing, scope of regulatory approval, acceptance and price, among other things. Important factors to our success also include speed in developing product candidates, completing clinical development and laboratory testing, obtaining regulatory approvals and manufacturing and selling commercial quantities of potential products to the market.

We expect competition to increase as technological advances are made and commercial applications broaden. In commercializing our initial product candidates and any additional product candidates, we will face substantial competition from pharmaceutical, biotechnology and other companies, universities and research institutions.

Many of our competitors have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. Many of our competitors may achieve product commercialization or patent protection earlier than we achieve commercialization or patent protection, if at all. Furthermore, we believe that some of our competitors have used, and may continue to use, litigation to gain a competitive advantage.

Rapid technological change could make our products obsolete.

Biopharmaceutical technologies have undergone rapid and significant change and we expect that they will continue to do so. Any compounds, products or processes that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development. Rapid technological change could make our products obsolete or uneconomical.

We face potential product liability exposure far in excess of our limited insurance coverage.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $1,000,000 per occurrence and $1,000,000 in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates in development, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.

Our activities involve hazardous materials and we may be liable for any resulting contamination or injuries.

Our research activities involve the use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. If an accident occurs, we may be liable for any resulting damages, which may decrease our cash reserves and could cause our stock price to fall.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

Prior to our initial public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	the results from our clinical trial programs, including the Phase III clinical trials for Cerovive;

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	comments by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	rumors relating to us or our competitors;

•	additions or departures of key personnel;

•	third party reimbursement policies; and

•	developments concerning current or future strategic alliances.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers and directors and substantially all of our stockholders and option holders in connection with our recent initial public offering provide that Goldman, Sachs & Co., in its sole discretion, may release those parties, at any time or from time to time and without notice, from their obligation not to dispose of shares of common stock for a period of 180 days after February 4, 2004, the date of our IPO prospectus. Goldman, Sachs & Co. has no pre-established conditions to waiving the terms of the lock-up agreements, and any decision by it to waive those conditions would depend on a number of factors, which may include market conditions, the performance of the common stock in the market and our financial condition at that time.

Our directors and management exercise significant control over our company.

Our directors and executive officers and their affiliates collectively control approximately 46% of our outstanding common stock. These stockholders, if they act together, can influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove our current management.

These provisions include:

•	a classified board of directors;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only by (i) the Chairman of the Board of Directors, (ii) the Chief Executive Officer, or (iii) the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations;

•	a requirement of approval of not less than 66 2/3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend certain provisions of our certificate of incorporation; and

•	the authority of the Board of Directors to issue preferred stock with such terms as the Board of Directors may determine.

As a result, these provisions and others available under Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. In addition, the terms of existing debts preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•	the progress, timing and completion of our research, development and clinical trials for product candidates;

•	our ability to market, commercialize and achieve market acceptance for product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this prospectus. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

Item 2. Properties

On September 1, 2003, we commenced a lease on 60,235 square feet of office and laboratory space in South San Francisco, California. The space rented under this lease will increase to 70,235 total square feet on May 1, 2006. The lease expires on August 31, 2009, although we have an option to extend the lease until August 31, 2012. We also lease 15,500 and 9,000 square feet of office and laboratory space in South San Francisco and Redwood City, California, respectively, where we previously conducted our operations. These leases expire on September 30, 2005 and June 30, 2004, respectively. On October 31, 2003, we entered into a sublease for our former office and laboratory space in South San Francisco.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

In October 2003, our stockholders authorized by written consent the following actions in connection with our initial public offering:

•	the adoption of our Amended and Restated Certificate of Incorporation to become effective following the closing of our initial public offering;

•	the adoption of our Amended and Restated Bylaws Incorporation to become effective following the closing of our initial public offering;

•	the adoption of our 2003 Stock Plan, which became effective at the effective date of our initial public offering;

•	the adoption of our 2003 Employee Stock Purchase Plan, which became effective at the effective date of our initial public offering; and

All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

The written consent was adopted by holders of 15,270,336 shares of our stock out of 17,949,949 shares issued and outstanding as of October 27, 2003, including 13,937,935 shares out of 16,208,583 shares of our Series A, Series B, Series C, Series D and Series E preferred stock issued and outstanding.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock has been traded on the Nasdaq National Market since February 5, 2004 under the symbol RNVS. Prior to such time, there was no public market for our common stock. The closing share price for our common stock on March 25, 2004, as reported by the Nasdaq National Market System was 10.99.

As of March 25, 2004, there were approximately 260 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. We are prohibited from paying dividends, other than dividends payable solely in common stock, by the covenants contained in loan agreements with GATX Ventures, Inc. and Transamerica Commercial Finance Corporation.

Recent Sales of Unregistered Securities

During the year ended December 31, 2003, we issued and sold the following unregistered securities:

(1)	In August 2003, we issued and sold an aggregate of 32,142,848 shares of Series E preferred stock to entities affiliated with Easton Hunt Capital Partners, L.P., HealthCap Venture Capital, OFCO Club, Invus Group, CDIB Bioscience, Singapore Bio-Innovations Pte. Ltd., Hitachi – CSK Internet Business Fund, Orix, Mizuho Capital, MDS Capital, Temasek Holdings, HBM BioVentures, Venrock Associates, Skyline Ventures, Alta Partners, Flagship Ventures, DeNovo Ventures, Yasuda Enterprise Development Co., Ltd., Biomedicine L.P., BioVeda Capital and other accredited investors and certain existing stockholders at a per share price of $1.40 for aggregate consideration of $44,999,987. These shares converted into 7,142,843 shares of common stock upon the consummation of the initial public offering as a result of the 1-for-4.5 reverse stock split effected in connection with such offering. This transaction was effected in reliance on Regulation S, Rule 506 of Regulation D and Section 4(2) of the Securities Act.

(2)	In 2003, we issued to employees, directors and consultants 667,176 shares of common stock upon the exercise of stock options at a weighted average exercise price of $1.26 per share. During the same period, we granted options to purchase 1,979,899 shares of common stock at a weighted average exercise price of $2.55 per share. These transactions were effected under Rule 701 under the Securities Act and, in the case of certain consultants, Section 4(2) under the Securities Act.

The issuances described above were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering and Regulation S under the Securities Act as transactions made outside the United States. The issuances described in above were deemed exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

There were no underwriters employed in connection with any of the transactions set forth in this Item 5.

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this Item concerning the Company’s equity compensation plans is discussed in Note 12 to the financial statements contained in Part I Item 8 of this annual report.

Use of Proceeds From Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (Reg. No. 333-109806) in connection with our initial public offering was declared effective by the SEC on February 4, 2004. The offering commenced as of February 4, 2004. The offering did not terminate before any securities were sold. As of the date of the filing of this report, the offering has terminated and 6,325,000 shares of our common stock registered were sold. The underwriters of the offering were Goldman, Sachs & Co., CIBC World Markets, Piper Jaffray, and SG Cowen.

All 6,325,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $12.00. The aggregate purchase price of the offering was $75,900,000. The net offering proceeds to us after deducting total expenses were $68,900,000. We incurred total estimated expenses in connection with the offering of $6,965,000, which consisted of:

(i) $1,450,000 in legal, accounting and printing fees;

(ii) $5,313,000 in underwriters’ discounts, fees and commissions; and

(iii) $202,000 in miscellaneous expenses.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We completed our initial public offering on February 10, 2004. The net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6. Selected Financial Data

You should read the following selected financial data together with our financial statements and related notes appearing in Part I Item 8 of this report and the “Management’s Discussion and Analysis of Condition and Results of Operations” following this section of this report. The historical results are not necessarily indicative of results of any future periods.

	Year ended December 31,			Period from Inception (January 5, 2000) to December 31, 2000	Period from Inception (January 5, 2000) to December 31, 2003
	2003	2002	2001
	(in thousands)
Statement of Operations Data:
Contract Revenue	$4,500	$—	$—	$—	$4,500
Operating expenses:
Research and development	20,449	10,944	7,536	2,318	41,247
General and administrative	6,637	5,266	3,798	1,790	17,491
Amortization of employee stock-based compensation	1,860	—	—	—	1,860
Acquired in-process research and development	17,305	8,882	—	—	26,187

Loss from operations	(41,751)	(25,092)	(11,334)	(4,108)	(82,285)
Interest (expense) income, net	(121)	15	(25)	375	244

Net loss	$(41,872)	$(25,077)	$(11,359)	$(3,733)	$(82,041)

Deemed dividend upon issuance of Series E convertible preferred stock	(43,393)	—	—	—	(43,393)

Net loss attributable to common stockholders	$(85,265)	$(25,077)	$(11,359)	$(3,733)	$(125,434)

Basic and diluted net loss per share applicable to common stockholders	$(87.93)	$(41.94)	$(36.28)	$(54.53)

	At December 31,

	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investment securities	$41,437	$17,415	$30,795	$11,807
Total assets	52,551	25,866	37,689	14,834
Long-term liabilities	1,346	2,343	3,013	506
Convertible preferred stock	123,266	59,388	46,995	16,400

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business – Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing at the end of this report.

Overview

We are a biopharmaceutical company developing drugs to treat neurological diseases and disorders. We are currently pursuing eight distinct programs, including three product candidates in clinical development: Cerovive®, REN-1654 and REN-213. We commenced operations in January 2000. Since our inception, we have generated significant losses. As of December 31, 2003, we had an accumulated deficit of $82.0 million.

We expect to incur substantial and increasing losses for the next several years as we:

•	continue the development and prepare for commercialization of REN-1654 and REN-213;

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

In addition, we intend to take an opportunistic approach to acquiring or in-licensing technology and products and may also acquire or invest in businesses that are complementary to our own.

We have a limited history of operations. Through December 31, 2003, we have funded our operations primarily through the private placement of equity securities as well as through equipment and leasehold improvement financing. As of December 31, 2003, our only revenue source was $4.5 million in milestone payments from AstraZeneca upon receiving regulatory approval to commence Phase III trials for Cerovive. Upon achievement of certain future milestones involving the filing and approval of marketing applications in the U.S. and E.U. or Japan, AstraZeneca is obligated to make additional payments to us totaling up to $7.5 million. Upon commercialization of Cerovive, we are entitled to receive mid-teen percentage royalties on worldwide net sales from AstraZeneca. On December 31, 2003 we entered into a collaborative research, development and license agreement with Genentech under which we received an up-front payment of $5.25 million. We expect to recognize revenue of approximately $2.6 million related to this agreement during 2004. The agreement with Genentech also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. We have had no other income since inception other than interest income from short-term investments.

In contrast to Cerovive, which is licensed to AstraZeneca, we hold worldwide rights to commercialize REN-1654 and REN-213 and intend to market these product candidates ourselves or with a co-promotion partner in the United States and through strategic collaborations outside of the United States. Alternatively, we may grant exclusive marketing rights in exchange for up-front fees, milestones and royalties on future sales, if any. We currently contract with outside firms to manufacture REN-1654 and REN-213 and have no plans to establish internal manufacturing capability.

As of December 31, 2003, we had approximately $41.4 million in cash, cash equivalents and short-term investments. On February 10, 2004 we completed our initial public offering of common stock and concurrent private placement with Genentech in which we raised net proceeds of approximately $71.9 million. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for at least another 24 months. Changes to our current operating plan may require us to consume our capital resources significantly sooner than we expect.

Acquisition

In December 2002, we acquired the pharmaceutical assets and intellectual property of Centaur Pharmaceuticals, Inc. (Centaur) in a transaction accounted for as an acquisition of assets. In connection with this asset acquisition, we paid Centaur cash of $1.3 million and 13.6 million shares of our Series D preferred stock (which converted into 3,022,220 shares of common stock upon the consummation of our initial public offering) valued at approximately $27.2 million. In addition, we incurred acquisition costs of $0.8 million.

Revenues

Our only revenue as of December 31, 2003 was a milestone payment of $4.5 million that we earned from AstraZeneca under our license agreement. We do not expect to generate revenue from product sales or royalties until at least 2006, if at all. We seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized.

Research and Development Expenses

Our research and development (R&D) expenses consist primarily of costs associated with research, preclinical development and clinical trials involving product opportunities we are pursuing internally in the areas of pain, trauma and stroke, and neurodegenerative diseases. We do not incur research and development costs for Cerovive, which is licensed to AstraZeneca.

The expenses we incur in connection with our research, preclinical and clinical development consist primarily of:

•	employee compensation;

•	supplies and materials;

•	costs for consultants, contract research and clinical trials;

•	license fees;

•	facilities costs;

•	manufacturing of clinical drug supplies; and

•	depreciation of equipment.

Prior to our acquisition of pharmaceutical assets from Centaur in December 2002, we had incurred research and development expenses of approximately $20.8 million to assemble a team of neurobiologists and establish specialized capabilities in assay development, screening, lead optimization, target identification and target validation, which we used to pursue early stage research in the areas of pain and trauma. We are unable to estimate the portion of costs incurred that are allocable to the individual research activities we conducted during the periods prior to December 31, 2002 because we do not segregate costs among early-stage research programs for both management and external reporting. Moreover, given the early stage nature of these projects and the subsequent integration of intellectual property and product opportunities that we acquired from Centaur, we are unable to reasonably estimate the cost or timeline required to generate cash inflows from the research efforts we commenced prior to 2003.

In the third quarter of 2004 we anticipate that we will have completed the implementation of a new financial accounting system that will enable us to begin tracking pre-clinical development and clinical trial costs on a project-by-project basis from the implementation date forward. However, we do not plan to segregate costs related to early-stage research activities because such costs are not specifically allocable to identifiable drug candidates until the later stages of our research.

During the twelve months ended December 31, 2003, we incurred research and development expenses of $20.4 million. Of this amount, approximately $ 8.0 million was spent by our preclinical and clinical development functions. These functions focused almost exclusively on activities required to advance REN-1654 and REN-213 to IND filings with the FDA and into clinical trials that commenced in the fourth quarter of 2003. The remaining amount of $ 12.4 million was expended primarily on employee costs, supplies and materials and infrastructure related to neurobiology, chemistry and related functions associated with our earlier stage development.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We anticipate incurring increases in general and administrative expenses, such as increased costs for insurance and investor relations associated with operating as a publicly-traded company. These increases will also likely include the hiring of additional personnel.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Stock Compensation

We account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25. The information regarding net loss as required by SFAS No. 123 has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the deemed fair value of the underlying common stock resulting in our recording stock compensation associated with these grants. Stock compensation expense is amortized over the vesting period of the underlying option, generally four years. From inception through December 31, 2003, we recorded amortization of deferred stock compensation of $1.9 million. At December 31, 2003, we had a total of $15.5 million remaining to be amortized over the vesting period of the stock options.

Acquired In-Process Research and Development

Acquired in-process research and development relates primarily to purchased in-licensed technology, intellectual property and know-how. We evaluate the stage of development of acquired projects, taking into account the level of effort, time and estimated cost associated with further developing the in-process technology and producing a commercial product. The nature of the remaining efforts for completion of acquired in-process research and development projects generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist with timely completion of development projects, including clinical trial results, manufacturing process development results, and ongoing feedback from regulatory authorities, including obtaining marketing approval. In addition, acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment, or the introduction of new competitive products. As a result of the uncertainties noted above, we expense such acquired in-process research and development projects when incurred.

Clinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

Some of our research and development, including certain clinical study activity, is conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity based factors. On a regular basis, our estimate of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

Results of Operations

Comparison of the Twelve Months Ended December 31, 2003, 2002 and 2001

Revenue.    We recorded no revenue for the twelve months ended December 31, 2002 and 2001, compared with $4.5 million for the twelve months ended December 31, 2003. The 2003 revenue represented $4.5 million in milestone payments we earned from AstraZeneca upon commencement of the Phase III clinical trials

Research and Development Expenses

Total research and development expenses and dollar and percentage change as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2003	2002	2001
Total R&D expense	$20,449	$10,944	$7,536
Dollar increase	$9,505	$3,408
Percentage increase	87%	45%

The increase in R&D expense in 2003 over 2002 was primarily due to factors related to the expansion of our pre-clinical development activity in 2003 to advance REN-1654 and REN-213 into clinic trials that began in the fourth quarter and the establishment of new research programs in the areas of pain and neurodegenerative diseases to capitalize on intellectual property purchased from Centaur in December 2002. Specific increases included the following:

•	Employee costs increased by 33% or $1.4 million primarily due to the increased number of employees in our pre-clinical and clinical development operations, merit pay increases and increasing benefit costs.

•	Consulting costs increased $1.3 million primarily due to non-cash compensation related to stock options previously issued to consultants that became vested during the period and for consulting services associated with the advancement of REN-1654 and REN-213 into the clinic.

•	Outside testing and analysis increased by $1.7 million primarily due to the advancement of REN-1654 and REN-213 into the clinic.

•	Manufacturing costs totaled $2.0 million in 2003 compared to $0 in 2002 as we contracted with outside parties to manufacture drug supplies for our clinical trials with REN-1654 and REN-213.

•	Facilities related expenses allocated to R&D increased by $2.6 million in 2003 primarily due to our consolidation of facilities into a larger facility in South San Francisco in 2003 to accommodate our expanding preclinical and clinical development activities.

•	Amortization expense related to the intangible assets acquired in the Centaur acquisition increased by $0.8 million primarily due to a full year of amortization expense being recognized in 2003 as compared to one month of amortization expense being recognized in 2002. Additionally, during 2003 additional contingent consideration was recognized in May 2003 as all earn-out conditions related to the asset acquisition were met. A portion of this additional contingent consideration was recorded by the Company as an intangible asset which resulted in additional amortization expense of $ 0.2 million in 2003.

The increase in R&D expense in 2002 over 2001 was primarily due to the following factors:

•	Employee costs increased by 73% or $1.7 million primarily due to increases in headcount in our research departments to expand capabilities in neurobiology, establish a research program in the area of pain and in the second half of 2002, to prepare for advancement of product candidates that we ultimately acquired from Centaur in December 2002.

•	License fee costs increased by 59% or $0.6 million primarily due to our increased business development effort.

•	Lab supplies increased by 35% or $0.6 million due to the increases in headcount and expansion of our research programs, which led to greater consumption of research materials.

•	Facilities related expenses allocated to R&D increased by $0.4 million primarily due to depreciation of capital equipment purchased during 2001 and 2002 to support our research activities.

Excluded from research and development expenses for the twelve months ended December 31, 2003 was $1.4 million of employee stock-based compensation which is reported under a separate caption (see further discussion below under “Amortization of Employee Stock-based Compensation”). There was no employee stock-based compensation for the twelve months ended December 31, 2002 and 2001.

The table below summarizes the current status of our drug candidates:

Program	Indication	Clinical Status	Commencement of Current Phase
Cerovive	Stroke	Phase III	Second quarter 2003
REN-1654	Neuropathic Pain	Phase II	Third quarter 2003
REN-213	Post-Operative Pain	Phase II	First quarter 2004

We estimate that typical Phase I clinical trials will take 6 to 12 months to complete, Phase II clinical trials are expected to last approximately 12 to 24 months and Phase III clinical trials are expected to last approximately 24 to 48 months. However, the length of clinical trials generally varies substantially based upon factors such as the intended use of the clinical product and the ability to enroll appropriate patients. Additionally, clinical trials of our drug candidates may fail to demonstrate safety and clinically significant efficacy which would prevent or significantly delay regulatory approval.

We expect research and development expenses to continue to increase in future periods as we continue to advance existing drug candidates into later stages of clinical trials and move pre-clinical products into clinical trials. However, we currently do not have estimates of total costs to reach regulatory approval for each drug candidate or in the aggregate as our drug candidates are subject to an uncertain and lengthy regulatory process which may not result in obtaining the necessary regulatory approval.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage change as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2003	2002	2001
Total G&A expense	$6,637	$5,266	$3,798
Dollar increase	$1,371	$1,468
Percentage increase	26%	39%

The increase in G&A expense in 2003 over 2002 is primarily due to the following factors:

•	Employee related expenses increased by 19% or $0.5 million. The increase is primarily due to newly hired executives and severance costs incurred in 2003.

•	Legal and other professional fees increased by 43% or $0.7 million. The increase is primarily due to increased costs to support our business development and research activities. During 2003, we completed a strategic alliance with Genentech and filed for 24 patents as compared to 12 during 2002.

The increase in G&A expense in 2002 over 2001 is primarily due to the following factors:

•	Employee related expenses increased by 40% or $0.7 million. The increase is primarily due to new hires in our finance, business development, human resources and information technology departments that occurred during the second half of 2001 through 2002.

•	Legal expense increased by 40% or $0.4 million. The increase is primarily related to increased patent cost as we continued to expand our patent portfolio and maintain our current patent filings.

•	Depreciation expense increased by $0.3 million primarily due to capital purchases made during 2002 and 2001.

Excluded from general and administrative expenses for the twelve months ended December 31, 2003 was $0.5 million of employee stock-based compensation which is reported under a separate caption (see further discussion below under “Amortization of Employee Stock-based Compensation”). There was no employee stock-based compensation for the twelve months ended December 31, 2002 and 2001.

Amortization of Employee Stock-based Compensation.    In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation of $15.5 million, net of related amortization for the twelve months ended December 31, 2003. The $15.5 million represents the difference between the exercise price and the deemed fair value of the underlying common stock on the date the options were granted. We recorded this amount as a component of stockholders’ equity (net capital deficiency) and will amortize the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. While there was no deferred stock compensation or related employee stock-based amortization for the twelve months ended December 31, 2002 and 2001, we recorded amortization of employee stock-based compensation of $1.9 million for the twelve months ended December 31, 2003.

As of December 31, 2003, we had $15.5 million of deferred stock-based compensation and we anticipate recording the remaining amortization of deferred stock-based compensation expense of approximately $4.9 million, $4.6 million, $3.7 million and $2.3 million for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

Purchased In-Process Research and Development.

Total purchased in-process research and development expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2003	2002	2001
Total purchased in-process R&D expense	$17,305	$8,882	$—
Dollar increase	$8,423	$8,882
Percentage increase	95%	100%

In connection with the acquisition of pharmaceutical assets and intellectual property from Centaur in December 2002, and the related purchase price allocation, we recorded an expense of $8.9 million in the fourth quarter of 2002, representing the write-off of the estimated fair value of acquired in-process research and development that had not reached technological feasibility and had no alternative future use.

In the second quarter of 2003 we recorded an additional expense of $17.3 million upon the commencement of Phase III clinical trials for Cerovive by AstraZeneca, which triggered a contingent payment of additional shares of our Series D preferred stock to Centaur.

The principal technology acquired as part of the Centaur acquisition related to Cerovive and REN-1654 that were in the process of being developed. The fair value of each of the in-process research and development projects was based on an income approach that attempts to estimate the future cash flows from the technology based on its successful development, net of tax.

Interest Income.

Total interest income and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2003	2002	2001
Total interest income	$371	$573	$326
Dollar (decrease) increase	$(202)	$247
Percentage increase (decrease)	(35)%	76%

The decrease in 2003 was due to lower average cash and investment balances and lower prevailing interest rates during 2003 when compared to 2002. The $247,000 increase in interest income from 2001 to 2002 was primarily attributable to higher average cash balances due to the Series C financing in December 2001 and January 2002.

Interest Expense.

Total interest expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2003	2002	2001
Total interest expense	$(492)	$(558)	$(351)
Dollar (decrease) increase	$(66)	$207
Percentage increase (decrease)	(12)%	59%

The decrease in interest expense for 2003 was primarily due to our lower average debt balances (related to the purchase of equipment and leasehold improvements) during the 2003 period compared to the 2002 period. The $207,000 increase in 2002 was a result of the interest expense related to the increase in debt from the $1.6 million of notes payable issued during 2002 to finance equipment and leasehold improvements.

2004 Financial Guidance and Clinical Goals

We expect our operating expenses to increase as we intend to advance REN-1654 and REN-213 into additional clinical trials and complete Phase II clinical trials involving both product candidates during 2004. In addition, our goal is to file one IND in 2004 and 2005.

•	We expect total contract revenue of approximately $2.6 million; and

•	Total operating expenses, excluding amortization of employee stock based compensation, of $30 million to $40 million.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of December 31, 2003, we had received approximately $96.8 million from the sale of equity securities. In August 2003, we completed the sale of shares of our Series E preferred stock and received $44.7 million in net proceeds. In addition, as of December 31, 2003, we had financed through loans the purchase of equipment and leasehold improvements totaling approximately $6.8 million, of which $2.3 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 9.12% to 11.97% and are due in monthly installments through May 2006.

On February 10, 2004 we completed our initial public offering of common stock and concurrent private placement with Genentech in which we raised approximately $71.9 million.

As of December 31, 2003, we had $41.4 million in cash, cash equivalents and short-term investments as compared to $17.4 million as of December 31, 2002, an increase of $24.0 million. This increase resulted primarily from the net proceeds of $44.7 million from the sale of Series E preferred stock, partially offset by our operating loss and principal payments on notes. Net cash used in operating activities amounted to $17.7 million for the twelve months ended December 31, 2003, primarily reflecting the net loss occurring for this period of $41.9 million, partially offset by non-cash charges for depreciation and amortization of $2.6 million, write-off of acquired in-process research and development purchased with preferred stock ($17.3 million), impairment of leasehold improvements (1.0 million) and amortization of deferred stock compensation of $1.9 million. Net cash used in investing activities (excluding net proceeds from purchases, sales and maturities of short-term investments) for the twelve months ended December 31, 2003 amounted to $29.1 million. Net cash provided by financing activities amounted to $43.8 million for the twelve months ended December 31, 2003, primarily reflecting the net proceeds received from the sale of Series E preferred stock and proceeds from additional credit facilities, offset by principal payments on credit facilities.

Net cash used in operating activities increased from $11.1 million in 2001 and $13.8 million in 2002. The increase in net cash used in operating activities from 2001 to 2002 was due to the continued expansion of our research and development activities and the establishment of general and administrative functions.

Net cash used in investing activities increased from $4.7 million in 2001 to $16.5 million in 2002. The increase in net cash used in investing activities from 2001 to 2002 was primarily due to our purchases of short-term investments, cash paid relating to the asset acquisition and additional capital expenditures.

Net cash provided by financing activities decreased from $34.8 million in 2001 to $4.2 million in 2002. The decrease in net cash provided by financing activities from 2001 to 2002 was due primarily to lower proceeds from the sale of Series C preferred stock, which totaled $4.3 million in 2002, net of issuance costs.

The following summarizes our long-term contractual obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter
Operating leases	$1,747	$1,755	$1,830	$1,960	$2,044	$1,229
Mandatory license payments	400	—	—	—	—	—
Equipment financing	$1,639	608	91	—	—	—

Total	$3,786	$2,363	$1,921	$1,960	$2,044	$1,229

We have entered into a variety of license agreements relating to our research and development efforts, most of which relate to product candidates in the early stage of preclinical development. We have two cancelable license agreements which relate to product candidates in clinical trials (Cerovive and REN-213). Under these license agreements, we could be required to pay up to a total of $300,000 in milestone payments through product approval and $100,000 annually after product approval.

We also entered into agreements with clinical sites for the conduct of our clinical trials. We will make payments to sites based upon the number of patients enrolled and the length of their participation in the trials. During the year ended December 31, 2002, our clinical trials had not commenced and we had not made any payments to clinical sites in connection with our planned clinical trials. During the fourth quarter of 2003 we commenced enrollment in clinical trials related to REN-1654 and REN-213 and had paid or accrued approximately $776,000 for certain costs related to these trials. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future patient enrollment costs we will incur.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

We believe that our cash and cash equivalents as of December 31, 2003, along with the net proceeds received from our initial public offering and concurrent private placement will be sufficient to meet our projected operating requirements for at least the next 24 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources. If we need to raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

As of December 31, 2003, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

In December 2002, FASB’s Emerging Issues Task Force (EITF) issued EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires that revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on our financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. As amended, this interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN No. 46 to have an impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Renovis, Inc.

We have audited the accompanying balance sheets of Renovis, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2003 and for the period from inception (January 5, 2000) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovis, Inc. (a development stage company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 and for the period from inception (January 5, 2000) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company has restated net loss per share for 2002 and 2001.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 27, 2004

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,752	$4,669
Short-term investments	39,685	12,746
Prepaids and other current assets	2,314	334

Total current assets	43,751	17,749

Property and equipment, net	5,619	6,290
Intangible assets, net	2,199	1,014
Other assets	271	102
Restricted cash	711	711

	$52,551	$25,866

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$685	$511
Accrued compensation	729	453
License fees payable, current portion	414	619
Loan payable, current portion (net of deferred charges of $62 and $125 in 2003 and 2002)	1,577	1,845
Other accrued liabilities	3,086	469

Total current liabilities	6,491	3,897

License fees payable, noncurrent portion	—	383
Loan payable, noncurrent portion (net of deferred charges of $15 and $77 in 2003 and 2002)	684	1,960
Other long-term liabilities	662	—

Commitments

Convertible preferred stock, $0.001 par value; 69,282,358 and 38,488,895 shares authorized at December 31, 2003 and 2002, respectively; issuable in series; 15,344,817 and 6,068,641 shares issued and outstanding at December 31, 2003 and 2002, respectively; aggregate liquidation preference of $130,062, and $61,062 at December 31, 2003 and 2002, respectively	123,266	59,388

Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value; 87,000,000 and 48,500,000 shares authorized at December 31, 2003 and 2002, respectively; 1,348,128 and 1,094,938 shares issued and outstanding at December 31, 2003 and 2002, respectively	1	1
Additional paid-in capital	18,982	450
Notes receivable from stockholders	(43)	(44)
Deferred stock compensation	(15,451)	—
Deficit accumulated during the development stage	(82,041)	(40,169)

Total stockholders’ equity (net capital deficiency)	(78,552)	(39,762)

	$52,551	$25,866

See accompanying notes.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,			Period from Inception (January 5, 2000) to December 31, 2003
	2003	2002	2001
Contract revenues	$4,500	$—	—	$4,500

Operating expenses:
Research and development	20,449	10,944	7,536	41,247
General and administrative	6,637	5,266	3,798	17,491
Amortization of employee stock-based compensation	1,860	—	—	1,860
Acquired in-process research and development	17,305	8,882	—	26,187

Total operating expenses	46,251	25,092	11,334	86,785

Loss from operations	(41,751)	(25,092)	(11,334)	(82,285)
Interest income	371	573	326	1,645
Interest expense	(492)	(558)	(351)	(1,401)

Net loss	(41,872)	(25,077)	(11,359)	(82,041)
Deemed dividend upon issuance of Series E convertible preferred stock	(43,393)	—	—	(43,393)

Net loss attributable to common stockholders	$(85,265)	$(25,077)	$(11,359)	$(125,434)

Basic and diluted net loss per share applicable to common stockholders (as restated for 2002 and 2001)	$(87.93)	$(41.94)	$(36.28)

Shares used to compute basic and diluted net loss per share (as restated for 2002 and 2001)	969,692	597,954	313,093

Pro forma basic and diluted net loss per share applicable to common stockholders	$(7.37)

Shares used to compute pro forma basic and diluted net loss per share	11,561,881

See accompanying notes.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount
Issuance of common stock to founder and investor at $0.0045 per share for cash in January 2000	66,666	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders at $0.045 per share for cash and note in June 2000	488,888	1	22	(4)	—	—	19
Exercises of common stock options at $0.045 per share for cash in February through July 2000	162,219	—	7	—	—	—	7

Issuance of promissory note to stockholder in July 2000	—	—	—	(161)	—	—	(161)
Net and comprehensive loss	—	—	—	—	—	(3,733)	(3,733)

Balances at December 31, 2000	717,773	1	29	(165)	—	(3,733)	(3,868)
Issuance of common stock for services at $0.81 per share in July and October 2001	5,555	—	3	—	—	—	3
Repurchase of shares at $0.045 per share for cash in July and September 2001	(6,782)	—	—	—	—	—	—
Repayment of promissory note from stockholder in August 2001	—	—	—	161	—	—	161
Issuance of common stock upon exercise of options	353,774	—	286	(42)	—	—	244
Fair market value of stock options granted to consultants for services rendered	—	—	36	—	—	—	36
Forgiveness of promissory note to stockholder in December 2001	—	—	—	1	—	—	1
Net and comprehensive loss	—	—	—	—	—	(11,359)	(11,359)

Balance at December 31, 2001	1,070,320	1	354	(45)	—	(15,092)	(14,782)
Issuance of common stock for services at $1.125 per share in June, November and December 2002	38,499	—	43	—	—	—	43
Repurchase of shares at $0.045 and $0.81 per share for cash in March and June 2002	(36,040)	—	(24)	—	—	—	(24)
Repayment of promissory note from stockholder in August 2002	—	—	—	1	—	—	1
Issuance of common stock upon exercise of options at $0.81 and $1.125 per share in March to October 2002	29,983	—	31	—	—	—	31
Unvested common stock at $0.81 and $1.125 per share in March to October 2002	(10,601)	—	(11)	—	—	—	(11)
Fair market value of stock options granted to consultants for services rendered	—	—	54	—	—	—	54
Issuance of common stock to consultants for services at $1.125 per share in September and November 2002	2,777	—	3	—	—	—	3
Net and comprehensive loss	—	—	—	—	—	(25,077)	(25,077)

Balance at December 31, 2002	1,094,938	$1	$450	$(44)	$—	$(40,169)	$(39,762)

See accompanying notes.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY) (CONTINUED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount
Balances at December 31, 2002 (carried forward)	1,094,938	$1	$450	$(44)	$—	$(40,169)	$(39,762)
Issuance of common stock upon exercise of options at $0.81 to $5.40 per share in January to December 2003	667,176	1	842	—	—	—	843
Unvested common stock at $1.125 and $4.50 per share in January to October 2003	(382,220)	(1)	(531)	—	—	—	(532)
Repurchase of shares at $0.045, $0.81, and $1.125 per share for cash in January through August 2003	(31,766)	—	(23)	—	—	—	(23)
Repayment of promissory note from stockholder in August 2003	—	—	—	1	—	—	1
Beneficial conversion feature associated with the issuance of Series E convertible preferred stock	—	—	43,393	—	—	—	43,393
Deemed dividend to preferred stockholders	—	—	(43,393)	—	—	—	(43,393)
Deferred stock compensation	—	—	17,311	—	(17,311)	—	—
Fair market value of stock options granted to consultants for services rendered	—	—	933	—	—	—	933
Amortization of deferred stock compensation	—	—	—	—	1,860	—	1,860
Net and comprehensive loss	—	—	—	—	—	(41,872)	(41,872)

Balance at December 31, 2003	1,348,128	$1	$18,982	$(43)	$(15,451)	$(82,041)	$(78,552)

See accompanying notes.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years ended December 31,			Period from Inception (January 5, 2000) to December 31 2003
	2003	2002	2001
Cash flows from operating activities
Net loss	$(41,872)	$(25,077)	$(11,359)	$(82,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,558	1,422	860	4,885
Amortization of deferred stock compensation	1,860	—	—	1,860
Impairment loss on long-lived assets	964	—	—	964
Loss on disposal of fixed assets	8	56	115	179
Acquired in-process research and development	17,305	8,882	—	26,187
Noncash interest and issuances of equity	1,058	216	99	1,373
Change in assets and liabilities:
Prepaids and other current assets	(1,980)	(166)	8	(2,314)
Other assets	(169)	39	(141)	(271)
Restricted cash	—	—	—	(711)
Accounts payable	174	(63)	(833)	685
Accrued compensation	275	293	31	729
License fees payable	(589)	406	(52)	414
Other accrued liabilities	2,749	199	139	3,206

Net cash used in operating activities	(17,659)	(13,793)	(11,133)	(44,855)

Cash flows from investing activities
Capital expenditures	(2,015)	(2,005)	(4,828)	(11,037)
Proceeds from disposal of fixed assets	5	141	120	266
Purchases of short-term investments	(82,589)	(46,065)	—	(128,654)
Sales of short-term investments	38,800	30,600	—	69,400
Maturities of short-term investments	16,850	2,719	—	19,569
Cash paid relating to asset acquisition	(138)	(1,925)	—	(2,063)

Net cash used in investing activities	(29,087)	(16,535)	(4,708)	(52,519)

Cash flows from financing activities
Principal payments on loan payable	(2,061)	(1,758)	(635)	(4,453)
Proceeds from loan payable	391	1,642	4,759	6,791
Proceeds from issuance of common stock, net of repurchases	819	6	244	1,095
Proceeds from repayment of stockholder notes	1	1	161	163
Cash paid to stockholders for notes receivable	—	—	—	(161)
Proceeds from issuance of convertible preferred stock	44,679	4,311	30,300	95,691

Net cash provided by financing activities	43,829	4,202	34,829	99,126

Net (decrease) increase in cash and cash equivalents	(2,917)	(26,126)	18,988	1,752
Cash and cash equivalents at beginning of period	4,669	30,795	11,807	—

Cash and cash equivalents at end of period	$1,752	$4,669	$30,795	$1,752

See accompanying notes

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands, except share and per share data)

	Years ended December 31,			Period from Inception (January 5, 2000) to December 31 2003
	2003	2002	2001
Supplemental disclosure of cash flow information
Interest paid	$401	$443	$309	$1,153
Supplemental schedule of noncash financing activities

Issuance of common stock in exchange for note receivable from stockholder	$—	$—	$42	$46

Deferred stock compensation	$17,311	$—	$—	$17,311

Deemed dividend to preferred stockholders	$43,393	$—	$—	$43,393

Warrants issued in connection with equipment loans	$—	$82	$294	$376

See accompanying notes

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The Company and Nature of Operation and Basis of Preparation

Renovis, Inc. (the Company) was incorporated in the state of Delaware on January 5, 2000. The Company is a biopharmaceutical company developing drugs to treat neurological diseases and disorders. Its facilities are located in South San Francisco, CA.

The Company’s primary activities since incorporation have been establishing its offices and research facilities, recruiting personnel, conducting research and development, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of equity issuances, debt arrangements, and revenues from corporate alliances with pharmaceutical companies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

Subsequent to year end the Company completed its initial public offering (IPO) and a concurrent private placement with Genentech, Inc. raising net proceeds of approximately $71,900,000 (see note 14).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company operates in one business segment.

Reverse Stock Split

In January 2004, the Board of Directors approved a 1-for-4.5 reverse stock split of its convertible preferred stock and common stock. The split was effective shortly before the completion of our initial public offering on February 4, 2004. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented. An amended and restated certificate of incorporation was filed immediately prior to the closing of the initial public offering effecting the 1-for-4.5 reverse stock split and setting the authorized common stock and authorized preferred stock to 100,000,000 and 5,000,000 shares, respectively. All common share, preferred share and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split.

Contract Revenue

Contract revenue consists of milestone payments totaling $4.5 million that were earned in February 2003 under a corporate collaboration agreement with AstraZeneca. The Company recognizes milestone payments upon successful completion of a performance milestone event. The Company had no revenue during the years ended December 31, 2002 and 2001.

Research and Development

Research and development costs, which include related salaries, contractor fees, administrative expenses, and allocations of administrative overhead costs, are charged to expense as incurred. License and milestone

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

obligations due prior to regulatory approval to market a product are also charged to research and development expense.

In-Process Research and Development

In December 2002, the Company acquired pharmaceutical assets and intellectual property from Centaur Pharmaceuticals, Inc. As the acquired in-process research and development had not reached technological feasibility and had no alternative future uses, in connection with this asset acquisition and the related purchase price allocation, the Company expensed as in-process research and development $17,305,000 and $8,882,000 in 2003 and 2002, respectively.

Cash, Cash Equivalents, and Short-Term Investments

The Company invests its excess cash in bank deposits, money market accounts, and other marketable securities. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

The Company has designated its investment securities as available-for-sale. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, all investments have been classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity (net capital deficiency). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on marketable securities is included in interest income.

Concentration of Credit Risk

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company believes that it has established guidelines for investment of its excess cash that maintains safety and liquidity through its policies on diversification and investment maturity.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, and loans payable. The carrying values of the Company’s financial instruments approximate fair value.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets consist of amounts representing the value of our relationship with AstraZeneca and an acquired workforce related to the asset acquisition described in Note 3. The intangible assets are being amortized to research and development expense on a straight-line basis over a period of three years from the closing date of the asset acquisition.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Currently, there is no provision for income taxes as the Company has incurred operating losses to date and a valuation allowance has been provided on the net deferred tax assets.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

The option valuation models used to value the options under SFAS No. 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected price volatility. Because the employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25. The information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Year ended December 31,
	2003	2002	2001
Dividend yield:	0	0	0
Risk-free interest rate:	2.9%	3.5%	5.0%
Volatility:	0.8	0.8	0.8
Expected life:	5 years	5 years	5 years

No employee stock compensation expense is reflected in the Company’s reported net loss in any period prior to December 31, 2002 as all options granted had an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During the twelve months ended December 31, 2003, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. Deferred compensation of $17,311,000 was recorded during the twelve months ended December 31, 2003 in accordance with APB Opinion No. 25, and will be amortized on a straight-line basis over the related vesting terms of the options. The Company recorded amortization of employee stock-based compensation of $1,860,000 for the twelve months ended December 31, 2003.

The expected future amortization for deferred compensation as of December 31, 2003 is as follows (in thousands).

2004	$4,877
2005	4,596
2006	3,745
2007	2,233

$15,451

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123 “Stock-Based Compensation Expense and Equity Market Values” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, for the years ended December 31 (in thousands, except per share amounts):

	Year ended December 31,			Period from Inception (January 5, 2000) to December 31 2003
	2003	2002	2001
Net loss attributable to common stockholders, as reported	$(85,265)	$(25,077)	$(11,359)	$(125,434)

Plus: Employee stock compensation expense based on the intrinsic value method	1,860	—	—	1,860

Less: Employee stock compensation expense determined under the fair value method for all awards	(2,195)	(117)	(51)	(2,373)

Pro forma net loss	$(85,600)	$(25,194)	$(11,410)	$(125,947)

Net loss per share:
Basic and diluted, as reported	$(87.93)	$(41.94)	$(36.28)

Basic and diluted, pro forma	$(88.28)	$(42.13)	$(36.44)

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Year ended December 31,
	2003	2002	2001
Dividend yield:	0	0	0
Risk-free interest rate:	3.5%	4.0%	4.5%
Volatility:	0.8	0.8	0.8
Expected life:	10 years	10 years	10 years

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company’s total comprehensive net loss was the same as its net loss for the period from inception (January 5, 2000) through December 31, 2003, and has been disclosed in the statements of stockholders’ equity (net capital deficiency).

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

In December 2002, the Emerging Issues Task Force (EITF) issued EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires that revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The Company has restated net loss per share for 2002 and 2001 to exclude certain shares subject to repurchase that should not have been included in the denominator of the net loss per share calculation.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma basic and diluted net loss per share calculations assume the conversion of all outstanding shares of preferred stock into shares of common stock using the as-if-converted method as of January 1, 2002 or date of issuance, if later.

	Years ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Historical
Numerator:
Net loss attributable to common stockholders	$(85,265)	$(25,077)	$(11,359)

Denominator:
Weighted-average common shares outstanding	1,335,387	1,067,513	780,295
Less: Weighted-average unvested common shares subject to repurchase	(365,695)	(469,559)	(467,202)

Denominator for basic and diluted net loss per share	969,692	597,954	313,093

Basic and diluted net loss per share attributable to common stockholders	$(87.93)	$(41.94)	$(36.28)

Pro forma
Net loss attributable to common stockholders	$(85,265)

Pro forma basic and diluted net loss per share attributable to common stockholders	$(7.37)

Shares used above:
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock	10,592,189

Shares used to compute pro forma basic and diluted net loss per share	11,561,881

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	15,344,817	6,068,641	4,796,510
Options to purchase common stock	2,200,389	549,703	220,910
Warrants	51,210	51,210	43,210

	17,596,416	6,669,554	5,060,630

3. Asset Acquisition

On December 10, 2002 the Company acquired certain intangible assets and in-process research and development from Centaur Pharmaceuticals, Inc. (“Centaur”). As consideration for the assets, the Company issued 3,022,220 shares of the Company’s Series D convertible preferred stock, paid $1,250,000 in cash, and incurred $675,000 of acquisition costs. Of the 3,022,220 shares issued as part of the acquisition, 2,133,333 shares were initially held in escrow and subject to certain earn-out conditions, which had not been met as of December 31, 2002. Accordingly, as of December 31, 2002 these shares were treated as contingent consideration. In May 2003, all earn-out conditions related to the asset acquisition were met. Accordingly, the Company removed certain escrow restrictions on the remaining 2,133,333 shares and recorded the additional consideration including $138,000 of additional acquisition costs incurred in the twelve months ended December 31, 2003.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company allocated the purchase price in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), related to the purchase of a group of assets. SFAS 142 provides that the cost of a group of assets acquired in a transaction other than a business combination shall be allocated to the individual assets acquired based on their relative fair values and shall not give rise to goodwill. The fair value of the Series D convertible preferred stock issued in the transaction including shares subject to earn-out conditions, was $27,200,000.

The purchase price was determined in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and SFAS 142. The initial purchase price recorded in 2002, prior to satisfaction of the earn-out conditions and the additional purchase price recorded in 2003, subsequent to satisfaction of the earn-out conditions, are as follows (in thousands):

	December 31, 2003	December 31, 2002
Calculation of the purchase price:
Issuance of shares of the Company’s Series D convertible preferred stock	$19,200	$8,000
Cash paid as consideration	—	1,250
Acquisition costs	138	675

Total purchase price	$19,338	$9,925

In accordance with the provisions of SFAS No. 141 and No. 142, all identifiable intangible assets including in-process research and development were assigned a portion of the purchase price based on their relative fair values. To this end, an independent valuation of the assets acquired was used to determine the fair value of the identifiable assets and in-process research and development. The Company has allocated the total cost of the acquisition in 2003 and 2002 as follows (in thousands):

	December 31, 2003	December 31, 2002
Purchase price allocation:
In-process research and development	$17,305	$8,882
Intangible assets acquired:
Corporate collaboration	1,944	997
Workforce	89	46

Total purchase price	$19,338	$9,925

The income approach was used to estimate the fair value of the acquired in-process research and development based on projected cash flows through 2018, and a 40% discount rate. Material cash inflows were projected to begin in 2007.

The income approach was also used to determine the estimated fair value of the corporate collaboration in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, and SFAS No. 141. The income approach considered only the research milestones under the collaboration. Such amounts are being amortized over three years, which represents the estimated life of the collaboration.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The cost approach was used to determine the value of the workforce. The value allocated to the workforce is attributable to three employees hired by the Company from Centaur following the asset acquisition, which eliminated the need to hire replacement employees. The value of the workforce was determined by estimating the cost of assembling a new workforce, including costs of salaries, benefits, training, and recruiting.

4. License Fees and Commitments

In September 2000, the Company entered into an agreement to license certain patents and technology. Under the terms of this agreement, the Company paid $200,000 up-front for access to the technology and agreed to make four annual maintenance payments of $200,000 each. The Company charged an aggregate amount of $848,000 in the period from inception (January 5, 2000) to December 31, 2000, representing the present value of the payments due pursuant to the agreement discounted using a 9% rate, to research and development expense owing to the early stage of development of the technology; the fact that it had no alternative future use to the Company; and the fact that the Company must make future payments even if the contract is terminated. The Company amortized $27,000, $42,000 and $55,000 of the discount related to this agreement to research and development expense during the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, $200,000 and $400,000 remained payable under the agreement and is included in license fees payable on the balance sheets, net of discounts of $11,000 and $48,000, respectively.

In May 2001, the Company entered into an agreement to obtain transgenic mice, for use in the Company’s research and development efforts. As consideration, the Company paid a nonrefundable fee of approximately $938,000, which was expensed ratably over the 12-month delivery period of the agreement. The agreement expired and was not renewed during 2002. The Company charged a total of approximately $390,000 and $548,000 to research and development expense related to this agreement during the years ended December 31, 2002 and 2001, respectively. There was no expense related to this agreement for the twelve months ended December 31, 2003.

The Company has entered into a variety of other license agreements relating to its research and development efforts, most of which relate to product candidates in the early stage of preclinical development. The Company has two cancelable license agreements which relate to product candidates in clinical trials (Cerovive and REN-213). Under these license agreements, the Company could be required to pay up to a total of $300,000 in milestone payments through product approval and $100,000 annually after product approval.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments as of December 31, 2003, at fair value, which approximates cost (in thousands):

	Estimated Fair Value December 31,
	2003	2002
Cash	$1,481	$1,956
Money market funds	275	1,978
Corporate bonds	10,852	8,759
Municipal securities	14,000	—
U.S. government securities	14,829	4,722

	$41,437	$17,415

Reported as:
Cash and cash equivalents	$1,752	$4,669
Short-term investments	39,685	12,746

	$41,437	$17,415

As of December 31, 2003 we had marketable securities with original maturities of one year or less of $27.7 million and with original maturities greater than ten years of $12.0 million. The marketable securities with original maturities greater than ten years have interest reset features approximately every 90 days.

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Computer equipment and software	$2,431	$2,042
Laboratory and office equipment	6,003	4,686
Leasehold improvements	213	1,809

	8,647	8,537
Less accumulated depreciation	(3,028)	(2,247)

Property and equipment, net	$5,619	$6,290

Depreciation expense was $1,710,000 and $1,393,000 for the years ended December 31, 2003, December 31, 2002 respectively.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets

The components of the Company’s intangible assets at December 31, 2003 and December 31, 2002 are as follows (in thousands):

		December 31, 2003
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Milestone and royalty agreement	3 years	$2,940	$(838)	$2,102
Workforce	3 years	135	(38)	97

		$3,075	$(876)	$2,199

		December 31, 2002
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Milestone and royalty agreement	3 years	$997	$(28)	$969
Workforce	3 years	46	(1)	45

		$1,043	$(29)	$1,014

Amortization expense is included in research and development expense in the accompanying statements of operations. The Company had no intangible assets during 2001. Amortization expense for intangible assets was $847,000 for the year ended December 31, 2003 and $29,000 for the year ended December 31, 2002.

The expected future amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,
2004	$1,147
2005	1,052

$2,199

8. Other Current Accrued Liabilities

Other current accrued liabilities consists of the following (in thousands):

	As of December 31
	2003	2002
Accrued professional fees	$817	$348
Rent obligation	618	55
Early exercise price payable	544	12
Clinical trials costs	557	—
Accrued other	550	54

Other current accrued liabilities	$3,086	$469

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Loan Payable

In April 2002 and July 2002, the Company entered into credit facilities that provide up to an aggregate of $2.0 million to finance the purchase of equipment and tenant improvements. Advances made under the credit facilities amounted to approximately $1.8 million at December 31, 2003 and $1.4 million at December 31, 2002, and are payable in monthly installments over a period of 36 months. Interest rates range from 9.12% to 9.75% on the advances, which are secured by the assets financed. In connection with the credit facility, the Company issued warrants to purchase an aggregate of 8,000 shares of the Company’s Series C convertible preferred stock (see Note 11).

In April 2001 and October 2001, the Company entered into credit facilities that provide up to an aggregate of $5.0 million to finance the purchase of equipment and tenant improvements. During 2002 and 2001, the Company borrowed approximately $200,000 and $4.8 million under these credit facilities, payable in monthly installments over a period of 36 months. Interest rates range from 10.96% to 11.97% on the advances, which are secured by the assets financed. In connection with the credit facilities, the Company issued warrants to purchase an aggregate of 43,210 shares of the Company’s Series C convertible preferred stock (see Note 11).

Future principal payments under the equipment loans at December 31, 2003 are as follows (in thousands):

Year ending December 31,
2004	$1,639
2005	608
2006	91

Total principal payments required	2,338
Less debt discount	(77)
Less current portion	(1,577)

Noncurrent portion	$684

The carrying amounts of the Company’s equipment loans at December 31, 2003, approximate their fair values, which are estimated using a discounted cash flow analysis based on current incremental borrowing rates.

10. Operating Leases

The Company leases its laboratory and office facilities under three operating leases arrangements that expire June 2004, October 2005, and September 2009. The Company has the option to extend the lease at its office and laboratory space in South San Francisco, California until August 31, 2012.

During the fourth quarter 2003, the Company consolidated all of its operations in the office and laboratory space in South San Francisco. As a result, the Company exited two previously occupied facilities and recorded expenses related to the remaining obligation for these leases in the fourth quarter of 2003 in the amount of $690,000 and $152,000 as research and development expense and general and administrative expense, respectively. Additionally, the Company recorded an impairment loss of $790,000 and $173,000 related to the leasehold improvements at these facilities as research and development expense and general and administrative expense, respectively.

Rent expense was $1,737,000 for the year ended December 31, 2003 (net of $19,000 sublease income), $900,000 for the year ended December 31, 2002, and $786,000 for the year ended December 31, 2001.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company paid a deposit of $673,000 in connection with one of the leases in fiscal 2000, which is included in restricted cash on the balance sheet at December 31, 2003 and December 31, 2002.

Future minimum lease payments net of sublease income of $264,000 and $216,000 for the years ending December 31, 2004 and December 31, 2005, respectively, under all noncancelable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31,
2004	$1,747
2005	1,755
2006	1,830
2007	1,960
2008	2,044
and thereafter	1,229

Total minimum payments required	$10,565

11. Convertible Preferred Stock

The authorized, issued, and outstanding shares of convertible preferred stock are as follows (in thousands, except share data):

	December 31, 2003
	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference
Series A	666,670	148,145	$600	$600
Series B	8,972,225	1,950,596	15,800	15,800
Series C	13,900,615	3,081,013	34,612	34,662
Series D	13,600,000	3,022,220	27,200	34,000
Series E	32,142,848	7,142,843	44,679	45,000

	69,282,358	15,344,817	$122,891	$130,062

	December 31, 2002
	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference
Series A	666,670	148,145	$600	$600
Series B	8,972,225	1,950,596	15,800	15,800
Series C	14,500,000	3,081,013	34,612	34,662
Series D	14,350,000	888,887	8,000	10,000

	38,488,895	6,068,641	$59,012	$61,062

The preferred stock carrying amount as of December 31, 2003 and 2002 excludes the effects of the fair value of preferred stock warrants issued in connection with the loan payable in the amount of $376,000 for both 2003 and 2002.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Each share of Series A, B, C, D, and E convertible preferred stock is entitled to voting rights equivalent to the number of shares of common stock into which each share can be converted. As long as at least 6,666,666 shares of Preferred Stock, subject to adjustment, remain outstanding, the Company is prohibited from taking certain actions without the consent of the holders of at least sixty percent of the then outstanding shares of Preferred Stock, voting together as a separate class. As long as at least 1,555,555 shares of Series E convertible preferred stock, subject to adjustment, remain outstanding, the Company is prohibited from taking certain actions without the consent of the holders of at least 66 2/3% of the then outstanding shares of Series E convertible preferred stock, voting together as a separate class. Series D stockholders are required to vote in the same proportion of the other preferred stockholders with certain exceptions.

Series A, D, and E are convertible at the stockholder s option at any time into common stock on a one-for-one basis, subject to antidilution. Series B and C are convertible at the stockholder s option at 1 to 1.099 and 1 to 1.218, respectively. Conversion is automatic upon the closing of an underwritten public offering with aggregate offering proceeds exceeding $35,000,000 and an offering price of at least $12.60 per share (appropriately adjusted for any stock splits, stock dividends, recapitalization, or similar events) or upon agreement of greater than 60% of the voting power of the outstanding preferred shares and approval of a certain director. The holders of the Series E convertible preferred stock are entitled to receive cumulative dividends at a rate of $0.504 per share per annum, when, as and if declared by the Board of Directors and prior to the payment of any dividend on any other Preferred Stock. The dividends begin to accrue, commencing on the issuance date, whether or not earned or declared.

On August 7, 2003, the Company issued 7,142,843 shares of Series E convertible preferred stock at $6.30 per share resulting in net cash proceeds of $44,679,000. The Company recorded a deemed dividend of $43,393,000 associated with this issuance to reflect the value of the beneficial conversion feature embedded in the Series E convertible preferred stock. The deemed dividend increases the net loss attributable to common stockholders in the calculation of basic and diluted net loss per common share for the twelve months ended December 31, 2003. The guidelines set forth in EITF Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

Holders of Series A, B, C, and D convertible preferred stock are entitled to noncumulative dividends of $0.324, $0.648, $0.90, and $0.90 per share, respectively, if and when declared by the board of directors. These dividends are to be paid in advance of any distributions to common stockholders. No dividends have been declared through December 31, 2003.

In the event of a liquidation or winding up of the Company and before any distribution to holders of Series A, B, C, and D preferred stock, holders of Series E are entitled to a liquidation preference of $6.30 per share plus all unpaid cumulative dividends, whether or not declared. Holders of Series A, B, and C shall have a liquidation preference of $4.05, $8.10, $11.25 per share, respectively, together with any declared but unpaid dividends, over holders of Series D and common shares. After payment of these preferential amounts, the holders of Series D shall have a liquidation preference of $11.25 per share, together with any declared but unpaid dividends, over holders of common shares. After payment of the full liquidation preference of Series A, B, C, D, and E, the remaining assets of the Company shall be distributed among the holders of the preferred and common stock pro rata based on the number of shares of common stock held (assuming conversion of preferred stock). Distributions to the preferred stockholders, including the liquidation preference, are subject to a limit of $12.15, $24.30, $33.75, $33.75, and $18.90 per share of Series A, B, C, D, and E convertible preferred stock, respectively. A change of control or sale of substantially all of the assets of the Company is considered to be a liquidation event.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company is prohibited in its ability to pay dividends, other than dividends payable solely in common stock, by the covenants of its loans payable. The restrictions will continue in place until the Company has paid the loans payable in full.

The Company initially recorded the Series A, B, C, D, and E convertible preferred stock at their respective fair values on the dates of issuance, net of applicable issuance costs. In accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Company has elected not to adjust the carrying value of the Series A, B, C, D, and E convertible preferred stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. As of December 31, 2003, the redemption value of the Series A, B, C, D, and E convertible preferred stock was $600,000, $15,800,000, $34,662,000, $34,000,000, and $45,000,000, respectively.

On February 4, 2004, the Company completed an initial public offering in which it sold 6,325,000 shares of common stock at $12.00 per share. Upon the closing of the offering, all 15,344,817 shares of the then outstanding preferred stock automatically converted into 16,208,583 shares of common stock (see note 14).

12. Stockholders’ Equity (Net Capital Deficiency)

Common Stock

Through December 31, 2003, the Company has issued 555,554 shares of its common stock to founders of the Company under restricted stock purchase agreements. Under the terms of the restricted stock purchase agreements, shares purchased generally vest over a three- to four-year period. Unvested shares are subject to repurchase by the Company at the original issuance price. As of December 31, 2003, there were 23,828 shares subject to repurchase.

2000 Incentive Stock Plan

The Company’s 2000 Incentive Stock Plan (the “Plan”) was adopted by the board of directors in April 2000. At December 31, 2003, there were 1,207,777 shares of common stock authorized for issuance under the Plan, of which 68,958 shares were available for grant. Pursuant to the Plan, options or stock purchase rights may be granted to employees and consultants of the Company. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date, and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the board of directors. Options become exercisable as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48 per month over four years. Options granted under the Plan expire no more than ten years after the date of grant.

The Plan allows for the early exercise of options before they have vested. Shares issued as a result of early exercise are subject to a repurchase option by the Company upon termination of the purchaser s employment or services at the exercise price paid by the option holder. The repurchase right lapses over a period of time as determined by the board of directors. The Company may exercise its repurchase options within 90 days of such voluntary or involuntary termination.

Stock purchased under stock purchase rights is subject to a repurchase option by the Company upon termination of the purchaser’s employment or services. The repurchase right lapses over a period of time as determined by the board of directors. As of December 31, 2003, no shares had been issued under restricted stock purchase rights pursuant to the Plan.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

2003 Incentive Stock Plan

The Company’s 2003 Incentive Stock Plan (the 2003 Plan ) was adopted by the Board of Directors in March 2003. The remaining shares available for grant under the 2000 Incentive Stock Plan were transferred to the 2003 Plan. The Board approved and authorized an additional 1,822,222 shares to be reserved for future grants under the 2003 Plan. Pursuant to the 2003 Plan, options or stock purchase rights may be granted to employees and consultants of the Company. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date, and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date, as determined by the board of directors. Options become exercisable as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48 per month over four years. Options granted under the 2003 Plan expire no more than ten years after the date of grant.

The 2003 Plan allows for the early exercise of options before they have vested. Shares issued as a result of early exercise are subject to a repurchase option by the Company upon termination of the purchaser s employment or services at the exercise price paid by the option holder. The repurchase right lapses over a period of time as determined by the board of directors. The Company may exercise its repurchase options within 90 days of such voluntary or involuntary termination.

As of December 31, 2003, there were a total of 513,396 shares subject to repurchase relating to the early exercise of options at a weighted-average exercise price of $1.20 per share.

Both plans allow for the early exercise of options prior to vesting. In accordance with EITF 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 ) (EITF 00-23), stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of the new guidance is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity as the award vests. The Company has appropriately applied the new guidance and recorded a liability on the balance sheets relating to 382,220 and 10,601 of options exercised that are unvested as of December 31, 2003 and December 31, 2002 respectively.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the stock option plans:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Balance at inception (January 5, 2000)	—	—	—
Shares authorized	696,666	—	—
Options granted	(302,097)	302,097	$0.39
Options exercised	—	(162,219)	$0.05

Balance at December 31, 2000	394,569	139,878	$0.79
Shares authorized	222,222	—	—
Options granted	(449,666)	449,666	$0.81
Options canceled	14,860	(14,860)	$0.63
Shares repurchased	6,782	—	$0.05
Options exercised	—	(353,774)	$0.81

Balance at December 31, 2001	188,767	220,910	$0.81
Shares authorized	288,888	—	—
Options granted	(383,444)	383,444	$1.12
Options canceled	35,269	(35,269)	$0.99
Shares repurchased	36,040	—	$0.69
Options exercised	—	(19,382)	$0.98

Balance at December 31, 2002	165,520	549,703	$1.01
Shares authorized	1,822,222	—	—
Options granted	(1,979,899)	1,979,899	$2.55
Options canceled	44,257	(44,257)	$1.16
Shares repurchased	31,766	—	$0.73
Options exercised	—	(284,956)	$1.09

Balance at December 31, 2003	83,866	2,200,389	$2.38

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

There were 2,200,389 and 549,703 options exercisable at December 31, 2003 and 2002, with a weighted-average exercise price of $2.38 and $1.01 per share, respectively. The weighted-average remaining contractual life of exercisable options at December 31, 2003 was 9.4 years. As of December 31, 2003, the range of exercise prices for options outstanding was $0.81 to $5.40.

December 31, 2003

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested	Weighted- Average Exercise Price
$0.81-$5.40	2,200,389	9.4 years	$2.38	195,084	$2.10

December 31, 2002

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Vested	Weighted- Average Exercise Price
$0.81-$1.13	549,703	9.2 years	$1.01	75,834	$0.94

The weighted average fair value of options granted during the year ended December 31, 2003 and 2002 were $10.73 and $0.77 per share, respectively. All options granted in 2003 had exercise prices below the deemed fair value of the Company’s common stock at the date of grant.

During the years ended December 31, 2003 and 2002, the Company granted options to purchase 85,152 and 54,441 shares of common stock to consultants at a weighted-average exercise price of $1.68 and $1.13 per share, respectively. These options generally vest over a four-year period. The related compensation expense, calculated in accordance with EITF 96-18 and recorded by the Company, was $ 933,000 and $54,000 in 2003 and 2002, respectively.

Warrants

In April and October 2001, in connection with an equipment loan agreement, the Company issued warrants to purchase an aggregate of 43,210 shares of the Company’s Series B convertible preferred stock at an exercise price of $8.10 per share. The warrants are exercisable until the earliest of the following dates: 10 years from the date of issuance or the seventh anniversary of the Company’s initial public offering. The fair value of the warrants, determined to be $294,000 using the Black-Scholes method, was recorded by the Company as a reduction of the related debt and is being accreted to interest expense over the term of the debt. The assumptions used in calculating the fair value were as follows: a risk-free interest rate of 4.5%, a life of 10 years, no dividend yield, and a volatility factor of 0.8. As of December 31, 2003, these warrants have not been exercised.

In April 2002, in connection with an equipment loan agreement, the Company issued warrants to purchase 8,000 shares of the Company’s Series C convertible preferred stock at an exercise price of $11.25 per share. The warrants are exercisable for the longer of 10 years from the issuance date or the seventh anniversary of the Company’s initial public offering. The relative fair value of the warrants was estimated using the Black-Scholes

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

method and was determined to be $82,000. The Company recorded this amount as a reduction of the related debt, and the amount is being accreted to interest expense over the term of the debt. The assumptions used in calculating the fair value were as follows: a risk-free interest rate of 3.95%, a life of 10 years, no dividend yield, and a volatility factor of 1.00. As of December 31, 2003, these warrants have not been exercised.

The 2001 and 2002 warrants for 51,210 shares of preferred stock converted into 57,222 shares of common stock upon the conversion of preferred stock to common stock following the closing of the Company’s initial public offering in February 2004.

Reserved Shares

At December 31, 2003 and 2002, the Company had reserved shares of common stock for future issuances as follows:

	December 31, 2003	December 31, 2002
Convertible preferred stock	16,208,583	8,201,974
2000 and 2003 Incentive Stock Plans	2,284,255	715,223
Warrants	57,222	51,210

	18,550,060	8,968,407

Deferred Stock Compensation

In connection with the grant of certain stock options to employees during the twelve months ended December 31, 2003, the Company recorded total deferred stock compensation within stockholders’ equity (net capital deficiency) of $17,311,000 representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. Such amount will be amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded employee stock compensation expense in the statement of operations of $1,860,000 of which $1,356,000 related to research and development activities and $504,000 related to general and administrative activities.

13. Income Taxes

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Federal and state net operating loss carryforwards	$7,762	$5,310
Federal and state research credits	2,258	1,174
Capitalized research and development	8,888	2,208
Capitalized start-up costs	3,395	4,244
Other	1,607	1,002

Total deferred tax assets	23,910	13,938

Deferred tax liabilities:
Acquired intangibles	(896)	(413)
Valuation allowance	(23,014)	(13,525)

Net deferred tax assets	$—	$—

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $9,489,000 and $7,125,000 during the years ended December 31, 2003 and 2002, respectively.

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,047,000 which expire in the years of 2020 to 2023 and federal research and development tax credits of approximately $1,343,000 which expire in the years of 2020 to 2023. The Company also has state net operating loss carryforward of approximately $19,044,000 which expire beginning in 2012 and state research and development tax credits of approximately $1,408,000 which have no expiration date.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

14. Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands except per share data):

	Year Ended December 31, 2003
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$4,500	$—		$—		$—

Net loss	(480)	(23,363)		(6,938)		(11,091)

Net loss applicable to common stockholders	(480)	(23,363	)(2)	(50,331	)(3)	(11,091	)(4)
Net loss per share attributable to common stockholders—basic and diluted	(0.60)	(26.26)		(50.34)		(9.40)
Weighted average shares used in computing basic and diluted loss per share	805,320	889,635		999,846		1,179,521

	Year Ended December 31, 2002
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$—	$—		$—		$—

Net loss	(3,495)	(3,804)		(4,007)		(13,771)

Net loss applicable to common stockholders	(3,495)	(3,804)		(4,007)		(13,771)
Net loss per share attributable to common stockholders—basic and diluted	(7.15)	(6.88)		(6.40)		(19.10	)(1)
Weighted average shares used in computing basic and diluted loss per share	488,879	553,051		625,869		721,158

(1)	Includes $8.9 million of acquired in-process research and development expense related to the Centaur asset acquisition.
(2)	Includes $17.3 million of acquired in-process research and development expense related to the Centaur asset acquisition.
(3)	Includes a deemed dividend of $43.4 million associated with the issuance of the Series E convertible preferred stock.
(4)	Includes approximately $1.8 million related to the consolidation of our lease facilities.

RENOVIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

15. Subsequent Events

The Company’s Registration Statement on Form S-1 was declared effective by the SEC on February 4, 2004. The Company sold 6,325,000 shares of common stock to the public and realized net proceeds of approximately $68,900,000. Additionally, concurrent with the initial public offering the Company completed a private placement with Genentech for 250,000 shares for proceeds of $3,000,000.

Upon the closing of the initial public offering all shares of our then outstanding convertible preferred stock automatically converted into shares of common stock.

In January 2004, the Board of Directors approved a 1-for-4.5 reverse stock split of its convertible preferred stock and common stock. The split was effective shortly before the effective date of our initial public offering on February 4, 2004. An amended and restated certificate of incorporation was filed immediately prior to the closing of the initial public offering effecting the 1-for-4.5 reverse stock split and setting the authorized common stock and authorized preferred stock to 100,000,000 and 5,000,000 shares, respectively

In October 2003, the Company adopted its 2003 Stock Plan and an Employee Stock Purchase Plan, both of which became effective concurrently with our initial public offering.

In February 2004, the Company entered into a credit facility that provides up to an aggregate of $5,000,000 to finance the purchase of laboratory and computer equipment and certain leasehold improvements. In February 2004, the Company borrowed approximately $1,600,000 under this credit facility. Payments are due in monthly installments over a period ranging from 42-48 months at an interest rate of 8.8%.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2003, and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report be reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report be reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report be reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report.

1. The following financial statements of the Company and Report of Ernst & Young LLP, independent auditors, are included in this report:

2. List of financial statement schedules.

3. List of exhibits required by Item 601 of Regulation S-K. See part (c) below.

(b) Reports on Form 8-K.

None.

(c) Exhibits.    The following exhibits are filed as a part of this report:

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant to be in effect upon completion of the offering.

3.2(1)	Amended and Restated Bylaws of the Registrant to be in effect upon completion of the offering.

3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

4.1(6)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor Rights Agreement, dated as of August 7, 2003, by and among the Registrant and holders of the Registrant’s preferred stock.

4.3(1)	Equipment Loan and Security Agreement, dated as of April 27, 2001, with GATX Ventures, Inc. and Transamerica Commercial Finance Corporation.

4.4(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to GATX Ventures, Inc.

4.5(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to TBCC Funding Trust II.

4.6(1)	Equipment Loan and Security Agreement, dated October 10, 2001, with GATX Ventures, Inc.

4.7(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated October 10, 2001, issued by the Registrant to GATX Ventures, Inc.

4.8(1)	Equipment Loan and Security Agreement, dated July 24, 2002, with GATX Ventures, Inc. and Transamerica Commercial Finance Corporation.

4.9(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to GATX Ventures, Inc.

4.10(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to TBCC Funding Trust II.

4.11	Equipment Loan and Master Security Agreement, dated February 26, 2004, with Oxford Finance Corporation.

10.1(3)	Form of Indemnity Agreement between the Registrant and each officer and director.

10.2(1)	2003 Stock Plan.

10.3(1)	Amended and Restated 2003 Equity Incentive Plan.

10.4(1)	2000 Equity Incentive Plan.

10.5(5)	Employee Stock Purchase Plan.

10.6(1)	Employment Agreement, dated as of June 7, 2000, by and between the Registrant and Tito A. Serafini, Ph.D.

10.7(1)	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and Tito A. Serafini, Ph.D.

10.8(1)	Employment Agreement, dated as of June 8, 2001, by and between the Registrant and Corey S. Goodman, Ph.D.

10.9(1)	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and Corey S. Goodman, Ph.D.

10.10(1)	Employment Agreement, dated as of July 23, 2002, by and between the Registrant and John C. Doyle.

Exhibit Number		Description of Document
10.11	(1)	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and John C. Doyle.

10.12	(1)	Separation Agreement, dated as of February 3, 2003, by and between the Registrant and Lynne Zydowsky, Ph.D.

10.13	(2)(7)	License Agreement, dated as of July 15, 1992, by and among Centaur Pharmaceuticals, Inc., the Oklahoma Medical Research Foundation and the University of Kentucky Research Foundation.

10.14	(2)(7)

First Amendment to License Agreement, dated as of June 29, 1995, by and among Centaur Pharmaceuticals, Inc., the Oklahoma Medical Research Foundation and the University of Kentucky Research Foundation.

10.15	(2)(7)	License Agreement, dated as of January 1, 1998, by and between Centaur Pharmaceuticals, Inc. and the Oklahoma Medical Research Foundation.

10.16	(2)(7)	Development, License and Marketing Agreement, dated as of June 26, 1995, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.17	(2)	Amendment to Development, License and Marketing Agreement, dated as of July 8, 1997, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.18	(2)	Amendment to Development, License and Marketing Agreement, dated as of October 7, 1997, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.19	(2)(7)	Third Amendment to Development, License and Marketing Agreement, dated as of June 18, 2002, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.20	(2)(7)	Supply Agreement, dated as of June 26, 1995, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.21	(2)(7)	Amendment to Supply Agreement, dated June 18, 2002, by and between Centaur Pharmaceuticals, Inc. and AstraZeneca AB.

10.22	(2)(7)	License Agreement, dated as of January 15, 1998, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.23	(2)	Amendment No. 1 to License Agreement, dated as of June 18, 1998, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.24	(2)(7)	Second Amendment to License Agreement and Termination of Services and Supply Agreement, dated as of September 13, 2002, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.25	(4)(7)	Patent License and Research Collaboration Agreement, dated July 15, 2003, by and between the Company and Merck & Co., Inc.

10.26	(4)(7)	License Agreement, dated December 27, 2002, by and between the Company and The Regents of the University of California.

10.27	(2)(7)	Sublease, dated August 5, 2003, by and between the Company and Tularik Inc.

10.28	(1)	Net Lease, dated September 27, 2000, by and between the Registrant and Utah Partners.

10.29	(3)	First Amendment to Separation Agreement, dated as of October 22, 2003, by and between the Registrant and Dr. Lynne Zydowsky, Ph.D.

10.30	(3)	Asset Purchase Agreement, dated as of July 26, 2003, by and between the Registrant and Centaur Pharmaceuticals, Inc.

10.31	(3)	Amendment to Asset Purchase Agreement, dated as of October 23, 2002, by and between the Registrant and Centaur Pharmaceuticals, Inc.

10.32	(3)	Sublease, dated October 31, 2003, by and between the Registrant and KAI Pharmaceuticals, Inc.

Exhibit Number	Description of Document
10.33(4)	Employment Agreement, dated as of November 15, 2002, by and between the Registrant and F. Jacob Huff, M.D.

10.34(4)	Amendment to the Offer to F. Jacob Huff, M.D., dated as of November 21, 2002, by and between the Registrant and F. Jacob Huff, M.D.

10.35(4)	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and F. Jacob Huff, M.D.

10.36(4)	Employment Agreement, dated as of November 15, 2002, by and between the Registrant and Michael G. Kelly, Ph.D.

10.37(4)	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and Michael G. Kelly, Ph.D.

10.38(4)(7)	Collaborative Research, Development and License Agreement, dated as of December 31, 2003, by and between the Registrant and Genentech, Inc.

10.39(4)(7)	License Agreement, dated as of June 1, 2001, by and between the Registrant and The Regents of the University of California.

10.40(4)(7)	First Amendment to License Agreement, dated as of December 15, 2002, by and between the Registrant and The Regents of the University of California.

10.41(4)	Second Amendment to License Agreement, dated as of December 23, 2003, by and between the Registrant and The Regents of the University of California.

10.42(4)(7)	License Agreement, dated as of November 25, 2002, by and between the Registrant and The Regents of the University of California.

10.43(4)(7)	First Amendment to License Agreement, dated as of December 22, 2003, by and between the Registrant and The Regents of the University of California.

23.1	Consent of Ernst & Young LLP, independent auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 17, 2003.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 23, 2003.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on November 21, 2003.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 16, 2004.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 29, 2004.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on February 3, 2004.
(7)	Confidential treatment granted as to certain portions, which portions, have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVIS, INC.

Dated: March 30, 2004	By:	/S/ COREY S. GOODMAN
Corey S. Goodman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ COREY S. GOODMAN Corey S. Goodman, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/S/ JOHN C. DOYLE John C. Doyle	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/S/ MICHAEL J. CALLAGHAN Michael J. Callaghan	Director	March 30, 2004

/S/ FARAH H. CHAMPSI Farah H. Champsi	Director	March 30, 2004

/S/ NANCY M. CROWELL Nancy M. Crowell	Director	March 30, 2004

/S/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 30, 2004

/S/ JOHN H. FRIEDMAN John H. Friedman	Director	March 30, 2004

/S/ YASUNORI KANEKO, M.D. Yasunori Kaneko, M.D.	Director	March 30, 2004

/S/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet, Ph.D.	Director	March 30, 2004

/S/ EDWARD M. SCOLNICK, M.D. Edward M. Scolnick, M.D.	Director	March 30, 2004

/S/ JOHN P. WALKER John P. Walker	Director	March 30, 2004