Form 10-Q
period 2004-03-31
RENOVIS INC
filed 2004-05-14
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000 – 50564

RENOVIS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	94-3353740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

TWO CORPORATE DRIVE SOUTH SAN FRANCISCO, CALIFORNIA	94080
(Address of principal executive offices)	(Zip Code)

(650) 266-1400

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2004, 24,543,385 shares of our Common Stock, $.001 par value, were outstanding.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$5,064	$1,752
Short-term investments	106,638	39,685
Prepaids and other current assets	1,572	2,314

Total current assets	113,274	43,751

Property and equipment, net	5,759	5,619
Intangible assets, net	1,912	2,199
Other assets	982	982

	$121,927	$52,551

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$406	$685
Accrued compensation	556	729
License fees payable, current portion	318	414
Loans payable, current portion	1,513	1,577
Deferred revenue	2,626	—
Other accrued liabilities	2,973	3,086

Total current liabilities	8,392	6,491

Loans payable, noncurrent portion	1,597	684

Deferred revenue, noncurrent portion	1,968	—
Other long-term liabilities	744	662

Commitments

Convertible preferred stock, $0.001 par value; 0 and 69,282,358 shares authorized at March 31, 2004 and December 31, 2003, respectively; issuable in series; 0 and 15,344,817 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively; aggregate liquidation preference of $0 and $130,062 at March 31, 2004 and December 31, 2003, respectively.	—	123,266

Stockholders’ equity (net capital deficiency):
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 87,000,000 shares authorized at March 31, 2004 and December 31, 2003, respectively; 24,545,133 and 1,348,128 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	23	1
Additional paid-in capital	213,916	18,982
Notes receivable from stockholders	(43)	(43)
Deferred stock compensation	(13,954)	(15,451)
Accumulated deficit	(90,717)	(82,041)

Total stockholders’ equity (net capital deficiency)	109,226	(78,552)

	$121,927	$52,551

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
Contract revenues	$656	$4,500

Operating expenses:
Research and development	6,448	3,176
General and administrative	1,834	1,652
Amortization of employee stock-based compensation	1,184	78

Total operating expenses	9,466	4,906

Loss from operations	(8,810)	(406)
Interest income	245	71
Interest expense	(111)	(145)

Net loss	$(8,676)	$(480)

Basic and diluted net loss per share	$(0.63)	$(0.60)

Shares used to compute basic and diluted net loss per share	13,814,355	805,320

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(8,676)	$(480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	715	493
Amortization of deferred stock compensation	1,184	99
Noncash interest and issuances of equity	506	221
Change in assets and liabilities:
Prepaids and other current assets	743	(212)
Accounts payable	(279)	(124)
Accrued compensation	(173)	(108)
License fees payable	(96)	(87)
Deferred revenue	4,594	—
Other accrued liabilities	43	101

Net cash used in operating activities	(1,439)	(97)

Cash flows from investing activities
Capital expenditures	(569)	(229)
Purchases of short-term investments	(113,003)	(5,794)
Sales of short-term investments	28,350	—
Maturities of short-term investments	17,700	7,219

Net cash (used in) provided by investing activities	(67,522)	1,196

Cash flows from financing activities
Principal payments on loan payable	(705)	(483)
Proceeds from loan payable	1,524	421
Proceeds from issuance of common stock, net of repurchases	71,454	24

Net cash provided by (used in) financing activities	72,273	(38)

Net increase in cash and cash equivalents	3,312	1,061
Cash and cash equivalents at beginning of period	1,752	4,669

Cash and cash equivalents at end of period	$5,064	$5,730

Supplemental schedule of noncash financing activities

Conversion of preferred stock into common stock	$123,266	$—

See accompanying notes

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

The Company and Nature of Operations

Renovis, Inc. (the Company or Renovis) was incorporated in the state of Delaware on January 5, 2000. Renovis is a biopharmaceutical company developing drugs to treat neurological diseases and disorders. Its facilities are located in South San Francisco, CA.

From inception through December 31, 2003, Renovis was a development stage enterprise and its financial statements during that period were prepared in conformity with generally accepted accounting principals governing development stage enterprises. Beginning January 1, 2004, the Company exited the development stage after entering into a collaborative research, development and license agreement with Genentech (see note 5).

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

Basis of Preparation

The Company has prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed balance sheet amounts at December 31, 2003, have been derived from audited financial statements

Restricted Cash

As of March 31, 2004 and December 31, 2003, other assets included restricted cash of $711,000 related to bank certificates of deposit to collateralize the rent deposit on the Company’s facility in South San Francisco, California.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company operates in one business segment.

Reverse Stock Split

In January 2004, the Board of Directors approved a 1-for-4.5 reverse stock split of its convertible preferred stock and common stock. The split was effective shortly before the completion of the initial public offering on February 10, 2004. An amended and restated certificate of incorporation was filed immediately prior to the closing of the initial public offering setting the authorized common stock and authorized preferred stock to 100,000,000 and 5,000,000 shares, respectively. All common share, preferred share and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

2. Stock-Based Compensation

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

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three Months Ended March 31,
	2004	2003
Dividend yield:	0	0
Risk-free interest rate:	2.9%	3.5%
Volatility:	0.8	0.8
Expected life:	5 years	5 years

No employee stock compensation expense is reflected in the Company’s reported net loss in any period prior to December 31, 2002 as all options granted had an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During the twelve months ended December 31, 2003 and the three months ended March 31, 2004, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The deferred compensation balance at March 31, 2004 of $13,954,000 was recorded in accordance with APB Opinion No. 25, and is being amortized on a straight-line basis over the related vesting terms of the options. The Company recorded amortization of employee stock-based compensation of $1,184,000 and $78,000 for the three months ended March 31, 2004 and 2003, respectively.

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123 “Stock-Based Compensation Expense and Equity Market Values” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(8,676)	$(480)
Plus: Employee stock compensation expense based on the intrinsic value method	1,184	78
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,334)	(100)

Net loss, pro forma	(8,826)	(502)

Net loss per share:
Basic and diluted, as reported	$(0.63)	$(0.60)

Basic and diluted, pro forma	$(0.64)	$(0.62)

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned. During the three months ended March 31, 2004 and 2003, the company granted stock options to purchase 24,176 and 29,597 shares of common stock to consultants. Compensation expense related to non-employee stock option grants was $358,000 and $124,000 for the three months ended March 31, 2004 and 2003, respectively and is included in research and development expense in the accompanying statement of operations.

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Three Months Ended March 31,
	2004	2003
Dividend yield:	0	0
Risk-free interest rate:	4.43%	4.26%
Volatility:	0.8	0.8
Expected life:	10 years	10 years

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company’s total comprehensive net loss was the same as its net loss for the period from inception (January 5, 2000) through March 31, 2004.

4. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except share and per share data)
Historical
Numerator:
Net loss	$(8,676)	$(480)

Denominator:
Weighted-average common shares outstanding	14,278,868	1,103,484
Less: Weighted-average unvested common shares subject to repurchase	(464,513)	(298,164)

Denominator for basic and diluted net loss per share	13,814,355	805,320

Basic and diluted net loss per share attributable to common stockholders	$(0.63)	$(0.60)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	—	6,068,641
Options to purchase common stock	2,218,018	986,747
Warrants	51,210	51,210

	2,269,228	7,106,598

5. Collaboration Agreements

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech (Genentech Agreement) under which the Company received an up-front payment of $5,250,000. Additionally, as part of the Genentech agreement and concurrent with the Company’s initial public offering, Genentech purchased 250,000 shares of common stock for an additional $3,000,000, or $12.00 per share. The Genentech Agreement also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. The Company has deferred the $5,250,000 upfront payment and is recognizing it on a straight-line basis over the two-year estimated research period of the agreement. During the three months ended March 31, 2004 the Company recognized $656,000 in revenue related to this agreement.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Accrued professional fees	$639	$817
Rent obligation	536	618
Early exercise price payable	465	544
Clinical trials costs	1,047	557
Accrued other	286	550

Other current accrued liabilities	$2,973	$3,086

7. Loans Payable

In April 2001 and October 2001, the Company entered into credit facilities that provide up to an aggregate of $5,000,000 to finance the purchase of equipment and tenant improvements. During 2002 and 2001, the Company borrowed approximately $200,000 and $4,800,000 under these credit facilities, payable in monthly installments over a period of 36 months. Interest rates range from 10.96% to 11.97% on the advances, which are secured by the assets financed. In connection with the credit facilities, the Company issued warrants to purchase an aggregate of 43,210 shares of the Company’s common stock.

In April 2002 and July 2002, the Company entered into credit facilities that provide up to an aggregate of $2,000,000 to finance the purchase of equipment and tenant improvements. Interest rates range from 9.12% to 9.75% on the advances, which are secured by the assets financed. In connection with the credit facility, the Company issued warrants to purchase an aggregate of 8,000 shares of the Company’s common stock.

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5,000,000 to finance the purchase of laboratory and computer equipment and certain leasehold improvements. Under this agreement the Company borrowed approximately $1,600,000 during the first quarter of 2004. Payments are due in monthly installments over a period ranging from 42-48 months at an interest rate of 8.8%.

8. Convertible Preferred Stock

On February 10, 2004, the Company completed its initial public offering in which it sold 6,325,000 shares of common stock at $12.00 per share. Upon the closing of the offering, all 15,344,817 shares of the then outstanding preferred stock automatically converted into 16,208,583 shares of common stock.

9. Stockholders’ Equity (Net Capital Deficiency)

Common Stock

On February 10, 2004, the Company sold 6,325,000 shares of common stock to the public and realized net proceeds of approximately $68,400,000. Additionally, concurrent with the initial public offering the Company completed a private placement with Genentech for 250,000 shares of common stock for proceeds of $3,000,000.

2003 Stock Plan

The Company’s 2003 Stock Plan (2003 Plan) became effective concurrently with the initial public offering. The Board of Directors authorized and reserved 333,333 shares of the Company’s common stock for stock option grants under the 2003 Plan. The 2003 Plan also includes additional shares of common stock that have or will have become available for issuance under the Company’s predecessor stock option plan, the Amended and Restated 2003 Equity Incentive Plan. Additionally, on January 15 of each year during the term of the Plan, commencing in 2005, the number of shares reserved for issuance under the Plan will be increased by the lesser of (i) 3.5% of the Company’s outstanding shares of common stock on that date, (ii) 1,055,555 shares, or (iii) such lesser number determined by our Board of Directors.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The 2003 Plan permits the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance share awards, stock payments and other stock related benefits, or any combination thereof to employees or consultants of the Company. The Company’s non-employee Directors are also eligible to receive grants under the 2003 Plan.

Incentive stock options awarded to employees may be granted at an exercise price no less than the fair market value of the common stock on the date of grant. Options become exercisable as determined by the Board of Directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48th per month such that the options will be fully vested after four years. Options granted under the 2003 Plan expire no more than ten years after the date of grant.

Employee Stock Purchase Plan

On February 4, 2004, the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) became effective. A total of 611,111 shares of Company common stock have been initially reserved for issuance under the Purchase Plan. The plan provides for an annual increase to the shares of common stock reserved under the plan on each January 1 equal to the lesser of 194,444 shares, 0.75% of our outstanding shares on such date, or a lesser amount determined by our board of directors. Employees scheduled to work more than 20 hours per week for more than five calendar months per year are eligible to participate in the Purchase Plan.

The Purchase Plan will be implemented by a series of offerings of approximately 24-months in duration. The initial offering commenced on February 4, 2004. Within the offering, there will be a series of semi-annual “purchase periods” with the first period commencing on February 4, 2004 and will end on the last business day of November 2004. The purchase price for shares of common stock purchased at the end of a purchase period in an offering will be the lesser of 85% of the market price of common stock on a participant’s entry date into the offering period, or 85% of the market price of common stock on the last business day of the purchase period. Participants may contribute up to 20% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business – Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

Overview

We are a biopharmaceutical company developing drugs to treat neurological diseases and disorders. We are currently pursuing eight distinct programs, including three product candidates in clinical development: Cerovive®, REN-1654 and REN-213. We commenced operations in January 2000. Since our inception, we have generated significant losses and have funded our operations primarily through the sale of equity securities. On February 10, 2004 we completed our initial public offering of common stock and concurrent private placement with Genentech in which we raised net proceeds of approximately $71.4 million. As of March 31, 2004, we had an accumulated deficit of $90.7 million.

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

Since our inception we have generated all of our revenues from agreements with corporate partners. During 2003, we recorded $4.5 million in contract revenue related to milestone payments that we received from AstraZeneca, plc. following their receipt of regulatory approval to commence Phase III trials for Cerovive. Upon achievement of certain future milestones involving the filing and approval of marketing applications in the U.S. and E.U. or Japan, AstraZeneca is obligated to make additional payments to us totaling up to $7.5 million. Upon commercialization of Cerovive, we are entitled to receive mid-teen percentage royalties on worldwide net sales from AstraZeneca.

On December 31, 2003 we entered into a collaborative research, development and license agreement with Genentech under which we received an up-front payment of $5.25 million. We have deferred the upfront payment and are recognizing it on a straight-line basis over the two-year life of the agreement. Accordingly, we recognized $0.7 million in revenue related to this agreement during the three months ended March 31, 2004. We expect to recognize revenue of approximately $2.6 million related to this agreement during 2004. The agreement with Genentech also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration.

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

Recent Developments

On February 10, 2004 we completed our initial public offering of common stock and concurrent private placement with Genentech in which we raised net proceeds of approximately $71.4 million.

Clinical Update

•	We continued to open new trial sites and to enroll patients in a Phase II clinical trial of REN-1654 planned to involve 90 patients with post-herpetic neuralgia (PHN) who developed PHN following the onset of Shingles that occurred no more than 18 months prior to entering the study. We also began enrolling a Phase II clinical trial in sciatica that is planned to involve 108 patients who develop leg pain due to lumbosacral radiculopathy no more than 12 weeks prior to enrollment. Results from these trials are expected during the fourth quarter of 2004.

•	We commenced enrollment of patients in two Phase II clinical trials with REN-213 for acute post-operative pain. The first trial is a double-blind study planned to involve 360 patients with post-operative pain following outpatient dental surgery. The second Phase II trial was an open-label evaluation of effects of REN-213 administered post-operatively to patients that received high-dose opiate analgesics during inpatient abdominal surgery.

•	Recent interim data from this open-label study indicates that repeated administration of REN-213 following abdominal surgery partially reduces the expected effectiveness of high-dose opiate analgesics in the period following surgery. This data suggests that REN-213 may not be effective for treating acute post-operative pain for patients that have received high-dose opiate analgesics during surgery. The open-label study did not examine effects of REN-213 in patients that had undergone surgery with administration of only non-opiate or low-dose opiate analgesics. Accordingly, we are continuing Phase II clinical trials with REN-213 in patients with post-operative pain following surgeries that do not require administration of high-dose opiate analgesics. These planned trials include ongoing Phase II, double-blind clinical trials in patients following dental surgery and open-label trials involving other surgeries for which patients do not typically receive high-dose opiate analgesics. Results from these trials are expected later this year.

•	We received notification from AstraZeneca that patient enrollment in the Phase III SAINT trials has progressed according to plan and that an interim analysis of safety data was completed by an independent data monitoring board (“IDMB”) during the quarter as scheduled. Following this analysis, the IDMB recommended that the SAINT trials should continue as planned. The IDMB will perform additional planned interim analyses of safety as well as efficacy data, the outcome of which will result in further recommendations during this year regarding the continuation and conduct of the program. AstraZeneca plans to initiate a third trial in acute stroke patients to evaluate the safety of Cerovive in hemorrhagic stroke patients during the second half of 2004.

As of March 31, 2004, we had $111.7 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for at least another 24 months. However, changes to our current operating plan may require us to consume our capital resources significantly sooner than we expect.

Revenues

To date, all of our revenue has been earned under agreements with AstraZeneca and Genentech. We do not expect to generate revenue from product sales or royalties until at least 2007, if at all. We seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized.

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

The expenses we incur in connection with our research, preclinical and clinical development consist primarily of:

•	employee compensation;

•	supplies and materials;

•	costs for consultants, contract research and clinical trials (including non-cash expenses for options granted to non-employees);

•	license fees;

•	facilities and overhead costs;

•	funded R&D at other companies and research institutions;

•	manufacturing of clinical drug supplies; and

•	depreciation of equipment.

R&D costs, including some upfront fees and milestones paid to collaborators, are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in our future R&D expenses.

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

In the third quarter of 2004 we anticipate completion of the new financial accounting system implementation, which will enable us to segregate pre-clinical development and clinical trial costs on a project-by-project basis from the implementation date forward. However, we do not plan to segregate costs related to early-stage research activities because such costs are not specifically allocable to identifiable drug candidates until the later stages of our research.

During the three months ended March 31, 2004, we incurred research and development expenses of $6.4 million. Of this amount, approximately $2.9 million was spent by our preclinical and clinical development functions. These functions focused almost exclusively on activities required to advance REN-1654 and REN-213 to IND filings with the FDA and into clinical trials that commenced in the fourth quarter of 2003. The remaining amount of $3.5 million was expended primarily on employee costs, supplies and materials and infrastructure related to neurobiology, chemistry and related functions, which are integral to our preclinical research programs.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenue under our collaborative agreements is recognized based on the performance requirements of the agreement. Amounts received under such arrangements consist of up-front license fees and include periodic milestone payments upon the achievement of certain events. Up-front payments which are subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition. Payments received related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants prior to our initial public offering at exercise prices below the deemed fair value of the underlying common stock resulting in our recording stock compensation associated with these grants. Stock compensation expense is amortized over the vesting period of the underlying option, generally four years. From inception through March 31, 2004, we recorded amortization of deferred stock compensation of $3.1 million. At March 31, 2004, we had a total of $14.0 million remaining to be amortized over the vesting period of the stock options.

Acquired In-Process Research and Development

Acquired in-process research and development relates primarily to purchase in-licensed technology, intellectual property and know-how. We evaluate the stage of development of acquired projects, taking into account the level of effort, time and estimated cost associated with further developing the in-process technology and producing a commercial product. The nature of the remaining efforts for completion of acquired in-process research and development projects generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist with timely completion of development projects, including clinical trial results, manufacturing process development results, and ongoing feedback from regulatory authorities, including obtaining marketing approval. In addition, acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment, or the introduction of new competitive products. As a result of the uncertainties noted above, we expense such acquired in-process research and development projects when incurred.

Clinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

Some of our research and development, including certain clinical study activity, is conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

Revenue

Revenue in the first quarter of 2004 was $0.7 million compared with $4.5 million for the same period in 2003. Revenue during the 2004 period resulted from a collaborative agreement with Genentech, which was signed at the end of 2003. Under this agreement with Genentech we received an up-front payment of $5.25 million that we are recognizing as revenue on a straight-line basis over the two-year estimated research period of the agreement. Revenue during the first quarter of 2003 resulted from $4.5 million in milestone payments we earned from AstraZeneca upon approval from the FDA to commence Phase III clinical trials with Cerovive.

Research and Development Expenses

Total research and development expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2004	2003
Total R&D expense	$6,448	$3,176
Dollar increase	$3,272
Percentage increase	103%

The increase in R&D expense in the first quarter of 2004 over the comparable period in 2003 was primarily due to factors related to the advancement of REN-1654 and REN-213 into phase II clinical trials that began during the second half of 2003 and the first quarter of 2004, respectively, and due to the expansion of our pre-clinical programs. Specific increases included the following:

•	Clinical trial related costs increased by $1.3 million primarily due to the advancement of REN-1654 and REN-213 into clinical trials.

•	Employee costs increased by $0.5 million primarily due to the increased number of employees in our pre-clinical and clinical development operations, merit pay increases and increasing benefit costs.

•	Outside services costs increased by $0.2 million as we utilized third parties to assist with our internal chemistry effort.

•	Manufacturing costs totaled $0.3 million in 2004 compared to $0 for the comparable period in 2003 as we contracted with outside parties to manufacture drug supplies for our clinical trials.

•	Facilities related expenses allocated to R&D increased by $0.4 million in 2004 primarily due to the new facility we leased beginning in the third quarter of 2003 in South San Francisco to accommodate our expanding preclinical and clinical development activities.

•	Amortization expense related to the intangible assets acquired in the Centaur acquisition increased by $0.2 million primarily due the additional contingent consideration that was recognized in May 2003 as all earn-out conditions related to the asset acquisition were met. Additional contingent consideration was recorded by the Company as an intangible asset in the second quarter of 2003 which resulted in additional amortization expense starting in the second quarter of 2003.

The table below summarizes the current status of our drug candidates:

Program	Indication	Clinical Status	Commencement of Current Phase
Cerovive	Stroke	Phase III	Second quarter 2003
REN-1654	Neuropathic Pain	Phase II	Third quarter 2003
REN-213	Post-Operative Pain	Phase II	First quarter 2004

We estimate that typical Phase I clinical trials generally take 6 to 12 months to complete, Phase II clinical trials are expected to last approximately 12 to 24 months and Phase III clinical trials are expected to last approximately 24 to 48 months. However, the actual length of clinical trials are based upon factors such as the intended use of the clinical product and the ability to enroll appropriate patients. Additionally, clinical trials of our drug candidates may fail to demonstrate safety and clinically significant efficacy which would prevent or significantly delay regulatory approval.

We expect research and development expenses to increase in future periods as we continue to advance existing drug candidates into later stages of clinical trials and move pre-clinical products into clinical trials. However, we currently do not have estimates of total costs to reach regulatory approval for each drug candidate or in the aggregate as our drug candidates are subject to an uncertain and lengthy regulatory process which may not result in obtaining the necessary regulatory approval.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2004	2003
Total G&A expense	$1,834	$1,652
Dollar increase	$182
Percentage increase	11%

Overall general and administrative expenses increased by $0.2 million in the first quarter of 2004 from the comparable period in 2003. The increase in G&A expense in 2004 over 2003 is primarily due to increased personnel costs and outside services costs associated with establishing infrastructure appropriate for a public company. These costs were partially offset by a decrease in certain consulting costs.

Amortization of Employee Stock-Based Compensation. In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation of $14.0 million, net of related amortization for the period beginning January 1, 2003 through March 31, 2004. The $14.0 million represents the difference between the exercise price and the deemed fair value of the underlying common stock on the date the options were granted. We recorded this amount as a component of stockholders’ equity (net capital deficiency) and will amortize the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of employee stock-based compensation of $1.2 million and $0.08 million for the three months ended March 31, 2004 and 2003, respectively.

Interest Income.

Total interest income and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2004	2003
Total interest income	$245	$71
Dollar increase	$174
Percentage increase	245%

The $0.2 million increase in interest income from the three months ended March 31, 2003 as compared to the corresponding period in 2004 was primarily attributable to higher average cash balances due to our initial public offering completed in early February 2004.

Interest Expense.

Total interest expense and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2004	2003
Total interest expense	$(111)	$(145)
Dollar decrease	$(34)
Percentage decrease	(23)%

The decrease in interest expense for 2004 was primarily due to our lower average debt balances (related to the purchase of equipment and leasehold improvements) during the majority of the 2004 period as compared to the 2003 period.

2004 Financial Guidance

For the year ending December 31, 2004 we presently anticipate:

•	Total contract revenue from existing agreements of approximately $2.6 million; and

•	Total operating expenses, excluding the amortization of employee stock-based compensation, of $30 million to $40 million.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities. As of March 31, 2004, we had received approximately $168.2 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In addition, as of March 31, 2004, we had financed through loans the purchase of equipment and leasehold improvements totaling approximately $8.4 million, of which $3.1 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.80% to 11.97% and are due in monthly installments through February 2008.

At March 31, 2004, we had $111.7 million in cash, cash equivalents and short-term investments as compared to $41.4 million as of December 31, 2003, an increase of $70.3 million. This increase resulted primarily from the net proceeds of $71.4 million from the completion of our initial public offering of common stock and concurrent private placement with Genentech. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financials institutions and other issuers with strong credit ratings.

Net cash used in operating activities was $1.4 million during the three months ended March 31, 2004, compared to $0.1 million during the same period last year. The increase in net cash used in operating activities in 2004 as compared to 2003 was primarily due to the increase in our operating expenses as we grew our research and development activities.

Net cash used in investing activities was $67.5 million during the three months ended March 31, 2004 as compared to $1.2 million provided by investing activities during the same period in the prior year. The increase in cash used in investing activities in 2004 is primarily due to purchases of short-term investments with the proceeds from our initial public offering, partially offset by sales and maturities of short-term investments.

Net cash provided by financing activities was $72.2 million for the three months ended March 31, 2004, compared to $0.04 million used in financing activities during the same period last year. The increase in cash provided in 2004 is primarily due to the net proceeds received from the completion of the company’s initial public offering and concurrent private placement with Genentech and proceeds from our credit facilities partially offset by principal payments on our credit facilities.

We have entered into a variety of license agreements relating to our research and development efforts, most of which relate to product candidates in the early stage of preclinical development. We have two cancelable license agreements which relate to product candidates in clinical trials, (Cerovive and REN-213). Under these license agreements, we could be required to pay up to a total of $300,000 in milestone payments through product approval and $100,000 annually after product approval.

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

Based upon our current operating plan, we believe that our cash and cash equivalents and short term investments as of March 31, 2004, will be sufficient to meet our projected operating requirements for at least the next 24 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources. We may be required to seek additional sources of funding to complete development and commercialization of our products. If we need to raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements.

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

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2003 before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of these additional risks and uncertainties occurs, the trading price of our common stock could decline, and you might lose all or part of your investment.

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

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. The results from the Phase II clinical trials for Cerovive may not be predictive of results obtained in the Phase III clinical trials, the results from the Phase I and IIa clinical trials for REN-1654 may not be predictive of results obtained in the Phase IIb clinical trials. Data from an open-label study with REN-213 suggests that the product candidate may not be effective for treating acute post-operative pain for patients that have received high-dose opiate analgesics during surgery. We are planning to conduct additional clinical trials with REN-213 in patients that have undergone surgery with administration of non-opiate or low-dose opiate analgesics. If these trials do not demonstrate effectiveness of REN-213, we may discontinue development of this drug candidate.

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

Several of our product candidates are intended to compete directly with existing drugs. Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than these existing drugs. Even if approved and commercialized, Cerovive may fail to achieve market acceptance with hospitals, physicians or patients. Similarly, hospitals, physicians or patients may continue to use existing drugs in preference to REN-1654 and REN-213. If REN-1654 is approved and commercialized, it will face significant competition in the market for the treatment of neuropathic pain from gabapentin, a drug which is currently marketed by Pfizer Inc. If REN-213 is approved and commercialized, it will compete with numerous branded and generic drugs in the market for the treatment of acute post-operative pain. If our products do not receive market acceptance for any reason, our revenue potential could be diminished which would materially adversely affect our business, financial condition and results of operations.

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

Since our inception, we have incurred significant net losses, including net losses of $8.7 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, our cumulative net loss was $90.7 million. We have not yet completed the development, including obtaining regulatory approvals, of any of our product candidates and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities through at least the next 24 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the three months ended March 31, 2004, our net cash used in operating activities was $1.4 million and we had capital expenditures of $0.6 million for the same period. Our future capital requirements depend on many factors, including:

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

The owners or licensees of these and other patents may file one or more infringement actions against us. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products, including Cerovive, REN-213 or REN-1654, that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to discontinue development of a product candidate, such as Cerovive, REN-1654 or REN-213, or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

As of March 31, 2004 our directors and executive officers and their affiliates collectively control approximately 44% of our outstanding common stock. These stockholders, if they act together, can influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. We maintain an investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-109806) in connection with our initial public offerings was declared effective by the SEC on February 4, 2004. We completed our initial public offering on February 10, 2004 for gross proceeds of $75,900,000. The Company paid the underwriters a commission of $5,313,000 and incurred offering expenses of $2,187,000. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of $68,400,000.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds have been invested into short-term investment grade securities and money market accounts.

We have begun to use, and intend to continue to use, these proceeds for general corporate purposes, including clinical trials, research and development expenses, general and administrative expenses, manufacturing expenses and potential acquisitions of companies, products and technologies that complement our businesses.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K:

On February 27, 2004 we filed a current report on Form 8-K under Item 5 regarding our announcement that the underwriters of our initial public offering have exercised their over-allotment option for an additional 825,000 common shares, priced at $12.00 per share.

On March 24, 2004, we furnished a current report on Form 8-K under Item 12 regarding the announcement of certain financial results for the fourth quarter and the year ended December 31, 2003.

On March 31, 2004, we furnished a current report on Form 8-K under Item 12 regarding the announcement of our correction to our previously reported net loss per share amounts for the year ended December 31, 2003, and a restatement of its certain net loss per share amounts for each of the years ended 2002 and 2001, respectively, and included a copy of the press release under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of May 2004.

Renovis, Inc.

/s/ John C. Doyle
John C. Doyle
Chief Financial Officer and Secretary
(Prinicipal financial and accounting officer)