Form 10-Q
period 2004-06-30
RENOVIS INC
filed 2004-08-16
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 10, 2004, 24,549,108 shares of our Common Stock, $.001 par value, were outstanding.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,361	$1,752
Short-term investments	96,727	39,685
Prepaids and other current assets	1,260	2,314

Total current assets	104,348	43,751

Property and equipment, net	5,804	5,619
Intangible assets, net	1,625	2,199
Other assets	982	982

	$112,759	$52,551

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$33	$685
Accrued compensation	740	729
License fees payable, current portion	322	414
Loans payable, current portion	1,394	1,577
Deferred revenue	2,626	—
Other accrued liabilities	3,027	3,086

Total current liabilities	8,142	6,491

Loans payable, noncurrent portion	1,800	684
Deferred revenue, noncurrent portion	1,312	—
Other long-term liabilities	800	662
Commitments
Convertible preferred stock, $0.001 par value; 0 and 69,282,358 shares authorized at June 30, 2004 and December 31, 2003, respectively; issuable in series; 0 and 15,344,817 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively; aggregate liquidation preference of $0 and $130,062 at June 30, 2004 and December 31, 2003, respectively.	—	123,266
Stockholders’ equity (net capital deficiency):
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 87,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively; 24,224,620 and 1,348,128 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	24	1
Additional paid-in capital	213,850	18,982
Notes receivable from stockholders	(1)	(43)
Deferred stock compensation	(12,182)	(15,451)
Accumulated other comprehensive loss	(436)	—
Accumulated deficit	(100,550)	(82,041)

Total stockholders’ equity (net capital deficiency)	100,705	(78,552)

	$112,759	$52,551

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Contract revenues	$656	$—	$1,313	$4,500

Operating expenses:
Research and development	7,168	4,162	13,615	7,338
General and administrative	2,348	1,569	4,184	3,221
Amortization of employee stock-based compensation	1,250	256	2,434	334
Acquired in-process research and development	—	17,305	—	17,305

Total operating expenses	10,766	23,292	20,233	28,198

Loss from operations	(10,110)	(23,292)	(18,920)	(23,698)
Interest income	371	53	616	124
Interest expense	(94)	(124)	(205)	(269)

Net loss	$(9,833)	$(23,363)	$(18,509)	$(23,843)

Basic and diluted net loss per share	$(0.41)	$(26.26)	$(0.97)	$(28.13)

Shares used to compute basic and diluted net loss per share	24,171,673	889,635	18,992,479	847,478

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(18,509)	$(23,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,332	1,096
Amortization of deferred stock compensation	2,434	334
Loss on disposal of fixed assets	—	23
Acquired in-process research and development	—	17,305
Noncash interest and issuances of equity	952	471
Change in assets and liabilities:
Prepaids and other current assets	1,054	64
Other assets	—	(50)
Accounts payable	(652)	(334)
Accrued compensation	11	(4)
License fees payable	(92)	(123)
Deferred revenue	3,938	—
Other accrued liabilities	254	137

Net cash used in operating activities	(9,278)	(4,924)

Cash flows from investing activities
Capital expenditures	(943)	(437)
Purchases of short-term investments	(153,829)	(11,205)
Sales of short-term investments	32,400	3,350
Maturities of short-term investments	63,950	13,742
Cash paid relating to asset acquisition	—	(138)

Net cash (used in) provided by in investing activities	(58,422)	5,312

Cash flows from financing activities
Principal payments on loan payable	(1,280)	(996)
Proceeds from loan payable	2,165	391
Proceeds from issuance of common stock, net of repurchases	71,382	169
Proceeds from repayment of stockholder notes payable	42	—

Net cash provided by (used in) by financing activities	72,309	(436)

Net increase (decrease) in cash and cash equivalents	4,609	(48)
Cash and cash equivalents at beginning of period	1,752	4,669

Cash and cash equivalents at end of period	$6,361	$4,621

Supplemental schedule of noncash financing activities
Conversion of preferred stock into common stock	$123,266	$—

See accompanying notes

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

The Company and Nature of Operations

Renovis, Inc. (the Company or Renovis) was incorporated in the state of Delaware on January 5, 2000. Renovis is a biopharmaceutical company developing drugs to treat neurological diseases and disorders. Its facilities are located in South San Francisco, CA.

From inception through December 31, 2003, Renovis was a development stage enterprise and its financial statements during that period were prepared in conformity with accounting principles generally accepted in the United States of America governing development stage enterprises. Beginning January 1, 2004, the Company exited the development stage after entering into a collaborative research, development and license agreement with Genentech (see note 5).

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

The condensed balance sheet amounts at December 31, 2003, have been derived from audited financial statements.

Restricted Cash

As of June 30, 2004 and December 31, 2003, other assets included restricted cash of $711,000 related to bank certificates of deposit to collateralize the rent deposit on the Company’s facility in South San Francisco, California.

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

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield:	0	0	0	0
Risk-free interest rate	2.9%	3.5%	2.9%	3.5%
Volatility:	0.8	0.8	0.8	0.8
Expected life:	5 years	5 years	5 years	5 years

During the period from January 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The deferred compensation balance at June 30, 2004 of $12,182,000 was recorded in accordance with APB Opinion No. 25, and is being amortized on a straight-line basis over the related vesting terms of the options. The Company recorded amortization of employee stock-based compensation of $1,250,000 and $2,434,000 for the three and six months ended June 30, 2004 and $256,000 and $334,000 for the three and six months ended June 30, 2003, respectively.

For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123 “Stock-Based Compensation Expense and Equity Market Values” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock based employee compensation (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(9,833)	$(23,363)	$(18,509)	(23,843)

Plus: Employee stock compensation expense based on intrinsic value method	1,250	256	2,434	334
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,388)	(244)	(2,722)	(503)

Net loss, pro forma	(9,971)	(23,351)	(18,797)	(24,012)

Net loss per share:
Basic and diluted, as reported	$(0.41)	$(26.26)	$(0.97)	$(28.13)

Basic and diluted, pro forma	$(0.41)	$(26.25)	$(0.99)	$(28.33)

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive Loss

The Company’s total comprehensive net loss was the same as its net loss for the period from inception (January 2000) through March 31, 2004. During the three months ended June 30, 2004, the Company included other comprehensive losses of $436,000, representing unrealized losses on available for sale securities, as part of total comprehensive loss. Comprehensive loss for the three and six-months periods ended June 30, 2004 was $10,269,000 and $18,945,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except share and per share data)
Historical:
Numerator:
Net loss	$(9,833)	$(23,363)	$(18,509)	$(23,843)

Denominator:
Weighted average common shares outstanding	24,544,616	1,138,423	19,411,742	1,121,312
Less: Weighted average unvested common shares subject to repurchase	(372,943)	(248,788)	(419,263)	(273,834)

Denominator for basic and diluted net loss per share	24,171,673	889,635	18,992,479	847,478

Basic and diluted net loss per share	$(0.41)	(26.26)	$(0.97)	(28.13)

Historical outstanding dilutive securities not included in net loss per share calculation
Preferred stock	—	8,201,974	—	8,201,974
Options to purchase common stock	2,253,832	1,072,802	2,253,832	1,072,802
Warrants	51,210	51,210	51,210	51,210

	2,305,042	9,325,986	2,305,042	9,325,986

5. Collaboration Agreements

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech (Genentech Agreement) under which the Company received an up-front payment of $5,250,000. Additionally, as part of the Genentech Agreement and concurrent with the Company’s initial public offering, Genentech purchased 250,000 shares of common stock for an additional $3,000,000, or $12.00 per share. The Genentech Agreement also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. The Company has deferred the $5,250,000 upfront payment and is recognizing it on a straight-line basis over the two-year estimated research period of the agreement. During the three and six months ended June 30, 2004 the Company recognized $656,000 and $1,313,000 in revenue related to this agreement, respectively.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Accrued professional fees	$473	$817
Rent obligation	428	618
Early exercise price payable	369	544
Clinical trials costs	1,297	557
Accrued other	460	550

Other current accrued liabilities	$3,027	$3,086

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

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5,000,000 to finance the purchase of laboratory and computer equipment and certain leasehold improvements. Under this agreement the Company borrowed approximately $2,200,000 during the six months ended June 30, 2004. Payments are due in monthly installments over a period ranging from 42 to 48 months at an interest rate of 8.8%.

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

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

10. Subsequent Event

In July and August 2004, Renovis granted employment inducement stock options covering a total of 220,760 shares to certain newly hired executives. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350 (i)(1)(A)(iv) with Renovis’ standard stock option terms, including a 10-year term and four year vesting, and were granted at exercise prices equal to the fair market value on the date of grant.

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

Overview

We are a biopharmaceutical company developing drugs to treat neurological diseases and disorders. We currently focus our research and development efforts in the areas of neuroprotection, pain and neurodegenerative diseases. Our most advanced product candidate is Cerovive® (NXY-059), a neuroprotectant currently in two Phase III clinical trials to determine its effect on disability and neurological recovery in acute ischemic stroke patients. These trials commenced in May 2003 and are being conducted by our exclusive licensee, AstraZeneca plc. Upon commercialization of Cerovive® (NXY-059), we will be entitled to receive mid-teen royalties on worldwide net sales. We are independently pursuing Phase II clinical trials with an oral drug candidate REN-1654, to determine its effectiveness as a treatment for neuropathic pain. We hold exclusive worldwide rights to REN-1654. On July 29, 2004 we announced our decision to discontinue efforts to commercialize REN-213, an IV drug candidate that we were developing for the treatment of acute post-operative pain (see “Clinical Update” below). In addition to our clinical programs, we are conducting preclinical research and development activities in the areas of neuroprotection, pain and neurodegenerative diseases to identify future product candidates for clinical development. Since our inception in January 2000, we have generated significant losses and have funded our operations primarily through the sale of equity securities. On February 10, 2004 we completed our initial public offering of common stock and concurrent private placement with Genentech, Inc. in which we raised net proceeds of approximately $71.4 million. As of June 30, 2004, we had an accumulated deficit of $100.6 million.

We expect to incur substantial and increasing losses for the next several years as we:

•	continue the development and prepare for commercialization of REN-1654;

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

In addition, we intend to take an opportunistic approach to acquiring or in-licensing technology and products and may also acquire or invest in businesses that are complementary to our own.

Since our inception we have generated all of our revenues from agreements with corporate partners. During 2003, we recorded $4.5 million in contract revenue related to milestone payments that we received from AstraZeneca plc following their receipt of regulatory approval to commence Phase III trials for Cerovive (NXY-059). Upon achievement of certain future milestones involving the filing and approval of marketing applications in the U.S. and E.U. or Japan, AstraZeneca is obligated to make additional payments to us totaling up to $7.5 million. Upon commercialization of Cerovive, we are entitled to receive mid-teen percentage royalties on worldwide net sales from AstraZeneca.

On December 31, 2003 we entered into a collaborative research, development and license agreement with Genentech under which we received an up-front payment of $5.25 million. We have deferred the upfront payment and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. Accordingly, we recognized $0.7 million and $1.3 million in revenue related to this agreement during the three and six months ended June 30, 2004, respectively. We expect to recognize revenue of approximately $2.6 million related to this agreement during 2004. The agreement with Genentech also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration.

In contrast to Cerovive (NXY-059), which is licensed to AstraZeneca, we hold worldwide rights to commercialize REN-1654 and intend to market this product candidate ourselves or with a co-promotion partner in the United States and through strategic collaborations outside of the United States. Alternatively, we may grant exclusive marketing rights in exchange for up-front fees, milestones and royalties on future sales, if any. We currently contract with outside firms to manufacture REN-1654 and have no plans to establish internal manufacturing capability.

Clinical Update

•	Last quarter we reported that interim clinical data from a Phase II open-label study of REN-213, our IV drug candidate for acute post- operative pain, indicated that REN-213 was not effective for treating acute post-operative pain in patients who received high-dose opiate analgesics during inpatient surgery. Following a thorough review of these data, we initiated a comprehensive analysis of the commercial opportunity for REN-213 in treating acute pain following a variety of outpatient procedures that do not involve administration of high dose opiate-analgesics during surgery to control pain. Based on the results of this review, which included physician interviews and a detailed analysis of available market data, we have concluded that without the opportunity for use following inpatient surgeries, the IV formulation of REN-213 presents a limited commercial opportunity that does not justify further investment. Accordingly, we no longer intend to pursue commercialization of REN-213.

•	We continued enrolling patients and opening new clinical sites in two Phase II clinical trials of REN-1654, our oral drug candidate for treatment of neuropathic pain. The first of these trials is planned to involve 90 patients with post-herpetic neuralgia (PHN) who developed PHN following an episode of shingles that began no more than 18 months prior to entering the study. Based on enrollment trends observed to date, we expect to complete enrollment in this study during the fourth quarter of 2004 and to report data from the trial in the first quarter of 2005.

•	The second of the Phase II clinical trials with REN-1654 in neuropathic pain is planned to involve 108 sciatica patients who developed leg pain due to lumbosacral radiculopathy no more than 12 weeks prior to enrollment. Although we are making progress in enrolling patients, overall patient enrollment in this trial is occurring at a slower pace than originally anticipated. We currently expect to complete enrollment in this study during 2005. To improve the rate of patient enrollment, we are adding more than ten additional clinical sites, which we believe will enable us to more rapidly identify and enroll appropriate patients.

•	Our most advanced product candidate, Cerovive (NXY-059), is a neuroprotectant currently in two Phase III clinical trials to determine its effect on disability and neurological recovery in acute ischemic stroke patients. Our exclusive licensee, AstraZeneca plc, commenced the Phase III clinical trials in acute ischemic stroke patients in May 2003. As previously stated, the Independent Data Monitoring Board has plans to review interim data on safety and patient outcomes from the Phase III trials later this year, the result of which will lead to further recommendations during 2004 regarding the continuation and conduct of the Cerovive(R) (NXY-059) clinical program. In August 2004, AstraZeneca commenced a clinical trial designed to assess the safety and tolerability of intravenous infusion of Cerovive® (NXY-059) in adult patients with acute intracerebral hemorrhage. As previously stated, this multinational, multicenter trial is planned to involve 600 patients.

As of June 30, 2004, we had $103.1 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for at least another 24 months. However, changes to our current operating plan may require us to consume our capital resources significantly sooner than we expect.

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

Research and Development Expenses

Our research and development (R&D) expenses consist primarily of costs associated with research, preclinical development and clinical trials involving product opportunities we are pursuing internally in the areas of neuroprotection, pain, and neurodegenerative diseases. We do not incur research and development costs for Cerovive (NXY-059), which is licensed to AstraZeneca.

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

Prior to our acquisition of pharmaceutical assets from Centaur in December 2002, we had incurred research and development expenses of approximately $20.8 million to assemble a team of neurobiologists and establish specialized capabilities in assay development, screening, lead optimization, target identification and target validation, which we used to pursue early stage research in the areas of pain and trauma. We are unable to estimate the portion of costs incurred that are allocable to the individual research activities we have conducted because we do not segregate costs among early-stage research programs for both management and external reporting. Moreover, given the early stage nature of these projects and the subsequent integration of intellectual property and product opportunities that we acquired from Centaur, we are unable to reasonably estimate the cost or timeline required to generate cash inflows from our research efforts.

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

During the three and six months ended June 30, 2004, we incurred research and development expenses of $7.2 million and $13.6 million respectively. Of this amount, approximately $4.1 million and $7.0 million was spent by our preclinical and clinical development functions for the three and six months ended June 30, 2004, respectively. Our preclinical development activities during these periods included toxicology and efficacy studies of various development candidates in preclinical models of pain and neurodegenerative disease as well as formulation and manufacturing of drug supply for these studies. Our clinical development efforts during both periods were focused exclusively on initiating and conducting multiple Phase II clinical trials with REN-1654 and REN-213. The remaining amount of $3.1 million and $6.6 million for the three and six months ended June 30, 2004, respectively, was expended primarily on employee costs, supplies and materials and infrastructure related to neurobiology, chemistry and related functions, which are integral to our preclinical research programs.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We anticipate incurring increases in general and administrative expenses, such as increased costs for insurance and investor relations associated with operating as a publicly-traded company. These increases will also likely include the hiring of additional personnel.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants prior to our initial public offering at exercise prices below the deemed fair value of the underlying common stock resulting in our recording stock compensation associated with these grants. Stock compensation expense is amortized over the vesting period of the underlying option, generally four years. From inception through June 30, 2004, we recorded amortization of deferred stock compensation of $4.3 million. At June 30, 2004, we had a total of $12.2 million remaining to be amortized over the vesting period of the stock options.

Acquired In-Process Research and Development

Acquired in-process research and development relates primarily to purchased technology, intellectual property and know-how. We evaluate the stage of development of acquired projects, taking into account the level of effort, time and estimated cost associated with further developing the in-process technology and producing a commercial product. The nature of the remaining efforts for completion of acquired in-process research and development projects generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist with timely completion of development projects, including clinical trial results, manufacturing process development results, and ongoing feedback from regulatory authorities, including obtaining marketing approval. In addition, acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment, or the introduction of new competitive products. As a result of the uncertainties noted above, we expense such acquired in-process research and development projects when incurred.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2004 and 2003

Revenue

Revenue for the three and six months ended June 30, 2004 was $0.7 and $1.3 million, respectively, compared with $0 and $4.5 million for the same periods in 2003. Revenue during the 2004 period resulted from a collaborative agreement with Genentech, which was signed at the end of 2003. Under this agreement with Genentech we received an up-front payment of $5.25 million that we are recognizing as revenue on a straight-line basis over the two-year estimated research period of the agreement. Revenue during the first quarter of 2003 resulted from $4.5 million in milestone payments we earned from AstraZeneca upon approval from the FDA to commence Phase III clinical trials with Cerovive (NXY-059).

Research and Development Expenses

Total research and development expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total R & D expense	$7,168	$4,162	$13,615	$7,338
Dollar increase	$3,006		$6,277
Percentage increase	72%		86%

The increase in R&D expense of $3.0 million and $6.3 million in the three and six months ended June 30, 2004, respectively, over the comparable period in 2003 was primarily due to factors related to the advancement of REN-1654 and REN-213 into phase II clinical trials that began during the second half of 2003 and the first quarter of 2004, respectively, and due to the expansion of our preclinical programs.

Specific increases for the three months ended June 30, 2004 over the comparable period in 2003 included the following:

•	Clinical trial related costs increased by $1.7 million primarily due to the advancement of REN-1654 and REN-213 into clinical trials;

•	Employee costs increased by $0.5 million primarily due to the increased number of employees in our pre-clinical and clinical development operations, merit pay increases and increasing benefit costs;

•	Outside services costs increased by $0.4 million as we utilized third parties to assist with our internal pharmacology, toxicology and chemistry efforts; and

•	Facilities related expenses allocated to R&D increased by $0.3 million in 2004 primarily due to the new facility we leased beginning in the third quarter of 2003 in South San Francisco to accommodate our expanding preclinical and clinical development activities.

Specific increases for the six months ended June 30, 2004 over the comparable period in 2003 included the following:

•	Clinical trial related costs increased by $3.0 million primarily due to the advancement of REN-1654 and REN-213 into clinical trials;

•	Employee costs increased by $0.9 million primarily due to the increased number of employees in our pre-clinical and clinical development operations, merit pay increases and increasing benefit costs;

•	Outside services costs increased by $0.6 million as we utilized third parties to assist with our internal pharmacology, toxicology and chemistry efforts;

•	Manufacturing costs increased $0.3 million in 2004 as we incurred greater costs with outside parties to manufacture drug supplies for our clinical trials;

•	Facilities related expenses allocated to R&D increased by $0.6 million in 2004 primarily due to the new facility we leased beginning in the third quarter of 2003; and

•	Amortization expense related to the intangible assets acquired in the Centaur acquisition increased by $0.2 million primarily due to the additional contingent consideration that was recognized in May 2003 as all earn-out conditions related to the asset acquisition were met. We recorded a portion of the additional contingent consideration as an intangible asset in the second quarter of 2003 which resulted in additional amortization expense starting in the second quarter of 2003.

The table below summarizes the current status of our drug candidates:

Program	Indication	Clinical Status	Commencement of Current Phase
Cerovive (NXY-059)	Stroke	Phase III	Second quarter 2003
REN-1654	Neuropathic Pain	Phase II	Third quarter 2003

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

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total G & A expense	$2,348	$1,569	$4,184	$3,221
Dollar increase	$779		$963
Percentage increase	50%		30%

Overall general and administrative expenses increased by $0.8 million and $1.0 million in the three and six months ended June 30, 2004 from the comparable periods in 2003. The increase in G&A expense in 2004 over 2003 is primarily due to increased personnel costs and outside services costs associated with establishing infrastructure appropriate for a public company. Intellectual property expenses also increased, as we continued to seek patent protection for the discoveries made in our preclinical drug development programs.

Amortization of Employee Stock-Based Compensation. In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation of $12.2 million, net of related amortization for the period beginning January 1, 2003 through June 30, 2004. The $12.2 million represents the difference between the exercise price and the deemed fair value of the underlying common stock on the date the options were granted. We recorded this amount as a component of stockholders’ equity (net capital deficiency) and will amortize the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of employee stock-based compensation of $1.3 million and $2.4 million for the three and six months ended June 30, 2004 and $ 0.3 million for both the three and six months ended June 30, 2003.

Acquired In-Process Research and Development. In connection with the additional shares issued by us to Centaur in the second quarter of 2003 following the commencement of Phase III clinical trials for Cerovive (NXY-059), we recorded an expense of $17.3 million. This additional expense related to the acquisition represented the write-off of the estimated fair value of acquired in-process research and development that had not reached technological feasibility and had no alternative future use.

The principal technology acquired as part of the Centaur acquisition related to Cerovive (NXY-059) and REN-1654 that were in the process of being developed. The fair value of each of the in-process research and development projects was based on an income approach that attempts to estimate the future cash flows from the technology based on its successful development, net of tax.

Interest Income.

Total interest income and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total interest income	$371	$53	$616	$124
Dollar increase	$318		$492
Percentage increase	600%		397%

The $318,000 and $492,000 increases in interest income from the three and six months ended June, 2003 as compared to the corresponding periods in 2004 were primarily attributable to higher average cash balances due to our initial public offering completed in early February 2004.

Interest Expense.

Total interest expense and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total interest expense	$(94)	$(124)	$(205)	$(269)
Dollar decrease	$(30)		$(64)
Percentage decrease	(24)%		(24)%

The decrease in interest expense for 2004 was primarily due to our lower aggregate interest rates on debt balances (related to the purchase of equipment and leasehold improvements) in 2004 as compared to the 2003 period.

2004 Financial Guidance

For the year ending December 31, 2004 we presently anticipate:

•	Total contract revenue from existing agreements of approximately $2.6 million; and

•	Total operating expenses, excluding the amortization of employee stock-based compensation, of $35 million to $40 million.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities. As of June 30, 2004, we had received approximately $168.2 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In addition, as of June 30, 2004, we had financed through loans the purchase of equipment and leasehold improvements totaling approximately $9.0 million, of which $3.2 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.80% to 11.97% and are due in monthly installments through February 2008.

At June 30, 2004, we had $103.1 million in cash, cash equivalents and short-term investments as compared to $41.4 million as of December 31, 2003, an increase of $61.7 million. This increase resulted primarily from the net proceeds of $71.4 million from the completion of our initial public offering of common stock and concurrent private placement with Genentech, partially offset by cash used in operating activities. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

Net cash used in operating activities was $9.3 million during the six months ended June 30, 2004, compared to $4.9 million during the same period last year. The increase in net cash used in operating activities in 2004 as compared to 2003 was primarily due to the increase in our operating expenses as we grew our research and development activities.

Net cash used in investing activities was $58.4 million during the six months ended June 30, 2004 as compared to $5.3 million provided by investing activities during the same period in the prior year. The increase in cash used in investing activities in 2004 is primarily due to purchases of short-term investments with the proceeds from our initial public offering, partially offset by sales and maturities of short-term investments.

Net cash provided by financing activities was $72.3 million for the six months ended June 30, 2004, compared to $0.4 million used in financing activities during the same period last year. The increase in cash provided in 2004 is primarily due to the net proceeds received from the completion of the company’s initial public offering and concurrent private placement with Genentech and proceeds from our credit facilities partially offset by principal payments on our credit facilities.

We have entered into a variety of license agreements relating to our research and development efforts, most of which relate to product candidates in the early stage of preclinical development. We have cancelable license agreements relating to Cerovive (NXY-059) under which we could be required to pay $25,000 annually in minimum royalty payments through NDA approval and $100,000 annually in minimum royalty payments after NDA approval. Additionally, low-single digit royalties are payable on net product sales.

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

Based upon our current operating plan, we believe that our cash and cash equivalents and short term investments as of June 30, 2004, will be sufficient to meet our projected operating requirements for at least the next 24 months.

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

Forward-looking statements include, but are not limited to, statements about:

•	the progress, timing and completion of our research, development and clinical trials for product candidates;

•	our ability to market, commercialize and achieve market acceptance for product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance; and

•	our estimates regarding anticipated operating losses and expenses, future revenues, capital requirements and our needs for additional financing.

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

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this report, our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the period ended March 31, 2004 before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of these additional risks and uncertainties occurs, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risks Related to Our Company

Clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

In July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an IV drug candidate we were developing for the treatment of acute post-operative pain. Any failure or substantial delay in completing clinical trials for our other product candidates, including Cerovive® (NXY-059) and, REN-1654 may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products or potential products of our current and future strategic partners and licensees, we and our strategic partners or licensees must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The success of this preclinical and clinical testing is critical to achieving our product development goals.

Our licensee, AstraZeneca, is currently conducting Phase III clinical trials to test Cerovive (NXY-059) for efficacy in stroke patients. The Cerovive (NXY-059) Phase III clinical trials were designed to include several interim analyses. At each interim analysis, an independent data and safety monitoring board will review patient data to evaluate the safety or efficacy of Cerovive (NXY-059). At such time, a decision can be made to either stop or continue the Phase III clinical trials. If the Cerovive (NXY-059) trials are significantly delayed or fail to demonstrate that Cerovive (NXY-059) is safe and effective for stroke patients, our business and reputation would be harmed and our stock price would be negatively affected.

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

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. The results from the Phase II clinical trials for Cerovive (NXY-059)may not be predictive of results obtained in the Phase III clinical trials and the results from the Phase I and IIa clinical trials for REN-1654 may not be predictive of results obtained in the Phase IIb clinical trials.

Failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays or rejections if we, our strategic partners or licensees are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. We have experienced delays in enrollment of the ongoing Phase II clinical trials involving REN-1654. These delays have resulted in increased costs. Any such delays in planned patient enrollment in the future may result in further increased costs and delays, which could harm our ability to develop products.

The independent clinical investigators and contract research organizations that we and our strategic partners or licensees rely upon to conduct clinical trials may not be diligent, careful or timely, and may make mistakes in the conduct of our trials.

We depend on independent clinical investigators and contract research organizations (CROs) to conduct our clinical trials under their agreements with us or, in the case of Cerovive (NXY-059), with AstraZeneca. We are not employing these investigators, and we cannot control the amount or timing of resources that they devote to our programs. Our contracts with these investigators involve fixed fees. If the costs of performing the clinical trials exceed estimates, these investigators may fail to devote sufficient time and resources to our drug development programs, fail to enroll patients as rapidly as expected, or otherwise fail to perform in a satisfactory manner, regulatory approval and our introductions of new products will be delayed. We contract with CROs for execution of our clinical trials for our product candidates other than Cerovive (NXY-059). Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors, it could harm our competitive position.

We depend on our licensee, AstraZeneca, for the completion of the Cerovive (NXY-059) clinical program and for the commercialization of Cerovive (NXY-059).

Under our exclusive license agreement with AstraZeneca, AstraZeneca is responsible for all aspects of clinical development of Cerovive. If Cerovive (NXY-059) receives regulatory approval, AstraZeneca will be responsible for marketing and sales of the commercial product. Because AstraZeneca is responsible for these functions, we have no control over the development schedule or, if Cerovive (NXY-059) receives regulatory approval, the marketing plan for Cerovive. If the clinical trials for Cerovive (NXY-059) are not successful, Cerovive (NXY-059) will not be commercialized. Moreover, if AstraZeneca elects to terminate the clinical program for Cerovive, the rights to develop and market Cerovive (NXY-059) will revert to us. If these rights revert to us, we will have to fund the clinical programs for Cerovive (NXY-059) on our own, seek a strategic partner or licensee for clinical development or abandon Cerovive (NXY-059).

Our reliance on AstraZeneca poses a number of risks, including the following:

•	AstraZeneca has discretion to elect whether to pursue the development of Cerovive (NXY-059) or to abandon the clinical program at any time;

•	we cannot control whether AstraZeneca will devote sufficient resources to the clinical program and, if Cerovive (NXY-059) is approved by the FDA or other regulatory agencies, the marketing plan for the commercial drug product;

•	although we have no history of royalty payment disputes, even if Cerovive (NXY-059) is approved and commercialized, disputes may arise in the future with respect to the calculation of royalty payments based on net sales related to Cerovive (NXY-059); and

•	if AstraZeneca perceives that the market opportunity for Cerovive (NXY-059) or its profit margin from the sale of Cerovive (NXY-059) is too small to justify commercialization, the interests and motivations of AstraZeneca may not be, or may not remain, aligned with ours.

If any of these risks materialize, it could delay the development schedule for Cerovive (NXY-059) and impair its commercialization.

If we or our strategic partners or licensees fail to obtain U.S. regulatory approvals for product candidates under development, including our lead product candidate, Cerovive (NXY-059), and REN-1654, we will not be able to generate revenue in the U.S. market from the commercialization of product candidates.

We must receive FDA approval for each of our product candidates before we can commercialize or sell that product candidate in the United States, and AstraZeneca, our licensee for Cerovive (NXY-059), must receive regulatory approval for Cerovive (NXY-059) and commercialize or sell Cerovive (NXY-059) before we will receive royalties. The FDA can limit or deny their approval for many reasons, including:

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

REN-1654 is intended to compete directly with existing drugs. Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than these existing drugs. Even if approved and commercialized, Cerovive (NXY-059) may fail to achieve market acceptance with hospitals, physicians or patients. Similarly, hospitals, physicians or patients may continue to use existing drugs in preference to REN-1654. If REN-1654 is approved and commercialized, it will face significant competition in the market for the treatment of neuropathic pain from gabapentin, a drug which is currently marketed by Pfizer Inc. If our products do not receive market acceptance for any reason, our revenue potential could be diminished which would materially adversely affect our business, financial condition and results of operations.

Further, our competitors may develop new products that could be more effective or less costly, or that may seem more cost-effective, than our products. For example, although we believe that Cerovive (NXY-059)would not face direct competition from products currently available to stroke victims, a number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with Cerovive (NXY-059). Competitors developing such products include Bayer AG, Yamanouchi Pharmaceutical Co. Ltd., Ono Pharmaceutical Co., Ltd., Pharmos Corp., Indevus Pharmaceuticals Inc., Vertex Pharmaceuticals Incorporated and D-Pharm Ltd. In addition, gabapentin will be available in generic form as early as 2004, which we anticipate will cause a decrease in the average selling price from current levels and increase competition for REN-1654 for the treatment of neuropathic pain. In addition, Pfizer filed an NDA with the FDA in October 2003 to obtain approval to market a successor product candidate to gabapentin called pregabalin, which has been shown effective for many neuropathic pain patients with fewer side effects than gabapentin. Other competitors working on other treatments for neuropathic pain include NeurogesX, Inc., Novartis AG, CeNeS Pharmaceuticals plc, Xenoport, Inc. and AstraZeneca. Since REN-1654 is in the early stages of development, we cannot reliably assess its competitive advantages or disadvantages in areas such as efficacy, safety, cost and administration compared to existing products or product candidates being developed by our competitors.

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

If we receive regulatory approval to commence commercial sales of any of our product candidates other than Cerovive (NXY-059), we will have to establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales or marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

Since our inception, we have incurred significant net losses, including net losses of $9.8 million and $18.5 million for the three months and six months ended June 30, 2004 and $23.4 million and $23.8 million for the three and six months ended June 30, 2003, respectively. As of June 30, 2004, our cumulative net loss was $100.6 million. We have not yet completed the development, including obtaining regulatory approvals, of any of our product candidates and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue the development and prepare for commercialization of REN-1654;

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

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

We believe that existing cash reserves will fund our planned activities through at least the next 24 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the six months ended June 30, 2004, our net cash used in operating activities was $9.3 million and we had capital expenditures of $0.9 million for the same period. Our future capital requirements depend on many factors, including:

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

The owners or licensees of these and other patents may file one or more infringement actions against us. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products, including Cerovive (NXY-059) or REN-1654, that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to discontinue development of a product candidate, such as Cerovive (NXY-059) or REN-1654, or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $5,000,000 per occurrence and $5,000,000 in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates in development, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.

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

Prior to our initial public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	the results from our clinical trial programs, including the Phase III clinical trials for Cerovive (NXY-059);

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	comments by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	rumors relating to us or our competitors;

•	additions or departures of key personnel;

•	third party reimbursement policies; and

•	developments concerning current or future strategic alliances.

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

Our directors and management exercise significant control over our company.

As of June 30, 2004 our directors and executive officers and their affiliates collectively control approximately 44% of our outstanding common stock. These stockholders, if they act together, can influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. We maintain an investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable assurance that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 16, 2004, we held our annual stockholders’ meeting. Of the 24,546,150 shares of common stock entitled to vote at the meeting a total of 20,769,640 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are as follows:

Proposal I- Election of Class I Directors

Name	Votes for Director	Votes Withheld
Edward E. Penhoet, Ph.D.	19,596,422	1,173,216
Corey S. Goodman, Ph.D.	20,740,141	29,499

Proposal II- Ratification of the Selection of Ernst & Young LLP as our Independent Auditors for the Fiscal Year 2004

For	Against	Abstain	Broker Non-Vote
20,723,041	26,903	19,696	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K:

On April 27, 2004, we furnished a current report on Form 8-K under Item 12 regarding the announcement of certain financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 2004.

Renovis, Inc.

/s/ John C. Doyle
John C. Doyle
Chief Financial Officer and Secretary
(Principal financial and accounting officer)