Form 10-Q
period 2004-09-30
RENOVIS INC
filed 2004-11-15
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 10, 2004, 24,570,830 shares of our Common Stock, $.001 par value, were outstanding.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$5,050	$1,752
Short-term investments	89,294	39,685
Prepaids and other current assets	2,375	2,314

Total current assets	96,719	43,751

Property and equipment, net	5,956	5,619
Intangible assets, net	1,338	2,199
Other assets	309	982

	$104,322	$52,551

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$81	$685
Accrued compensation	1,117	729
License fees payable, current portion	132	414
Loans payable, current portion	1,332	1,577
Deferred revenue	2,626	—
Other accrued liabilities	3,965	2,760

Total current liabilities	9,253	6,165

Loans payable, noncurrent portion	2,154	684
Deferred revenue, noncurrent portion	655	—
Other long-term liabilities	835	988
Commitments
Convertible preferred stock, $0.001 par value; 0 and 69,282,358 shares authorized at September 30, 2004 and December 31, 2003, respectively; issuable in series; 0 and 15,344,817 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively; aggregate liquidation preference of $0 and $130,062 at September 30, 2004 and December 31, 2003, respectively.	—	123,266
Stockholders’ equity (net capital deficiency):
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 87,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 24,314,987 and 1,348,128 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	24	1
Additional paid-in capital	214,095	18,982
Notes receivable from stockholders	(1)	(43)
Deferred stock compensation	(10,985)	(15,451)
Accumulated other comprehensive loss	(308)	—
Accumulated deficit	(111,400)	(82,041)

Total stockholders’ equity (net capital deficiency)	91,425	(78,552)

	$104,322	$52,551

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Contract revenues	$656	$—	$1,969	$4,500

Operating expenses:
Research and development	8,577	5,249	22,192	12,587
General and administrative	2,092	1,373	6,276	4,594
Amortization of employee stock-based compensation	1,177	310	3,610	644
Acquired in-process research and development	—	—	—	17,305

Total operating expenses	11,846	6,932	32,078	35,130

Loss from operations	(11,190)	(6,932)	(30,109)	(30,630)
Interest income	410	114	1,025	238
Interest expense	(71)	(120)	(276)	(389)

Net loss	(10,851)	(6,938)	(29,360)	(30,781)

Deemed dividend upon issuance of Series E convertible preferred stock	—	(43,393)	—	(43,393)

Net loss attributable to common stockholders	$(10,851)	$(50,331)	$(29,360)	$(74,174)

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(50.34)	$(1.41)	$(82.57)

Shares used to compute basic and diluted net loss per share	24,265,528	999,846	20,763,786	898,267

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(29,360)	$(30,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,011	1,810
Amortization of deferred stock compensation	3,610	644
Loss on disposal of fixed assets	—	24
Acquired in-process research and development	—	17,305
Noncash interest and issuances of equity	1,094	852
Change in operating assets and liabilities:
Prepaids and other current assets	(60)	(556)
Other assets	673	(213)
Accounts payable	(604)	419
Accrued compensation	388	64
License fees payable	(282)	(467)
Deferred revenue	3,281	—
Other accrued liabilities	1,287	1,183

Net cash used in operating activities	(17,962)	(9,716)

Cash flows from investing activities
Capital expenditures	(1,488)	(1,196)
Purchases of short-term investments	(198,768)	(59,406)
Sales of short-term investments	102,350	17,988
Maturities of short-term investments	46,500	9,000
Cash paid relating to asset acquisition	—	(138)

Net cash used in investing activities	(51,406)	(33,752)

Cash flows from financing activities
Principal payments on loans payable	(1,761)	(1,519)
Proceeds from loans payable	2,910	391
Proceeds from issuance of common stock, net of repurchases	71,475	708
Proceeds from repayment of stockholder notes payable	42	—
Proceeds from issuance of convertible preferred stock	—	44,678

Net cash provided by financing activities	72,666	44,258

Net increase in cash and cash equivalents	3,298	790
Cash and cash equivalents at beginning of period	1,752	4,669

Cash and cash equivalents at end of period	$5,050	$5,459

Supplemental schedule of noncash financing activities
Conversion of preferred stock into common stock	$123,266	$—
Deemed dividend to preferred stockholders	—	43,393

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

From inception through December 31, 2003, Renovis was a development stage enterprise and its financial statements during that period were prepared in conformity with accounting principles generally accepted in the United States of America governing development stage enterprises. Beginning January 1, 2004, the Company exited the development stage after entering into a collaborative research, development and license agreement with Genentech, Inc. (see note 5).

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

Basis of Preparation

The Company has prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed balance sheet amounts at December 31, 2003, have been derived from audited financial statements.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Restricted Cash

As of September 30, 2004 and December 31, 2003, prepaids and other current assets included restricted cash of $673,000 related to bank certificates of deposit to collateralize the rent deposit on the Company’s facility in South San Francisco, California.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company operates in one business segment.

Revenue Recognition

Revenue under collaborative agreements is recognized based on the performance requirements of the agreement. Amounts received under such arrangements consist of up-front license fees and include periodic milestone payments upon the achievement of certain events. Up-front payments which are subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition. Payments received related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement.

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

2. Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

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

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield:	0	0	0	0
Risk-free interest rate	3.5%	2.9%	3.0%	2.9%
Volatility:	0.8	0.8	0.8	0.8
Expected life:	5 years	5 years	5 years	5 years

During the period from January 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The deferred compensation balance at September 30, 2004 of $10,985,000 was recorded in accordance with APB Opinion No. 25, and is being amortized on a straight-line basis over the related performance period of the options. The Company recorded amortization of employee stock-based compensation of $1,177,000 and $3,610,000 for the three and nine months ended September 30, 2004 and $310,000 and $644,000 for the three and nine months ended September 30, 2003, respectively.

For purposes of disclosures pursuant to SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock based employee compensation (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(10,851)	$(50,331)	$(29,360)	(74,174)

Plus: Employee stock compensation expense based on intrinsic value method	1,177	310	3,610	644
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,525)	(465)	(4,246)	(968)

Net loss, pro forma	(11,199)	(50,486)	(29,996)	(74,498)

Net loss per share:
Basic and diluted, as reported	$(0.45)	$(50.34)	$(1.41)	$(82.57)

Basic and diluted, pro forma	$(0.46)	$(50.49)	$(1.44)	$(82.94)

In March 2004, the FASB issued an Exposure Draft for a proposed SFAS, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (the “Exposure Draft”). The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules. The FASB expects to issue a final standard by December 31, 2004. The Company is closely monitoring developments related to the Exposure Draft and will adopt the final standards, if any, upon issuance.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive Loss

The Company’s total comprehensive net loss was the same as its net loss for the period from inception (January 2000) through March 31, 2004. During the three and nine months ended September 30, 2004, the Company included other comprehensive income of $128,000 representing unrealized gains on available for sale securities and $308,000 representing cumulative unrealized losses on available for sale securities, respectively, as part of total comprehensive loss. Total comprehensive loss for the three and nine-month periods ended September 30, 2004 was $10,723,000 and $29,668,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands except share and per share data)
Historical:
Numerator:
Net loss attributable to common stockholders	$(10,851)	$(50,331)	$(29,360)	$(74,174)

Denominator:
Weighted average common shares outstanding	24,550,597	1,376,425	21,137,196	1,206,286
Less: Weighted average unvested common shares subject to repurchase	(285,069)	(376,579)	(373,410)	(308,019)

Denominator for basic and diluted net loss per share attributable to common stockholders	24,265,528	999,846	20,763,786	898,267

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	(50.34)	$(1.41)	(82.57)

Historical outstanding dilutive securities not included in net loss per share calculation
Preferred stock	—	15,344,817	—	15,344,817
Options to purchase common stock	2,731,238	2,220,859	2,731,238	2,220,859
Warrants	51,210	51,210	51,210	51,210

	2,782,448	17,616,886	2,782,448	17,616,886

5. Collaboration Agreements

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech (Genentech Agreement) under which the Company received an upfront payment of $5,250,000. Additionally, as part of the Genentech Agreement and concurrent with the Company’s initial public offering, Genentech purchased 250,000 shares of common stock for an additional $3,000,000, or $12.00 per share. The Genentech Agreement also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. The Company has deferred the $5,250,000 upfront payment and is recognizing it on a straight-line basis over the two-year estimated research period of the agreement. During the three and nine months ended September 30, 2004 the Company recognized $656,000 and $1,969,000 in revenue related to this agreement, respectively. Contract revenue during the 2003 period resulted from $4.5 million in milestone payments we earned from AstraZeneca upon approval from the FDA to commence Phase III clinical trials with Cerovive (NXY-059).

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Accrued professional fees	$718	$817
Rent obligation	422	618
Early exercise price payable	308	544
Clinical trials costs	1,919	557
Accrued other	598	224

Other current accrued liabilities	$3,965	$2,760

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

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5,000,000 to finance the purchase of laboratory and computer equipment and certain leasehold improvements. Under this agreement the Company borrowed approximately $2,910,000 during the nine months ended September 30, 2004. Payments are due in monthly installments over a period ranging from 42 to 48 months at interest rates ranging from 8.8% to 9.1%.

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

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

On February 4, 2004, the Company’s Employee Stock Purchase Plan ( Purchase Plan) became effective. A total of 611,111 shares of Company common stock have been initially reserved for issuance under the Purchase Plan. The Purchase Plan provides for an annual increase to the shares of common stock reserved under the plan on each January 1 equal to the lesser of 194,444 shares, 0.75% of our outstanding shares on such date, or a lesser amount determined by our board of directors. Employees scheduled to work more than 20 hours per week for more than five calendar months per year are eligible to participate in the Purchase Plan.

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

Inducement Stock Options

In July and August 2004, Renovis granted employment inducement stock options covering a total of 220,760 shares to certain newly hired executives. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350 (i)(1)(A)(iv) and in accordance with Renovis’ standard stock option terms, including a 10-year term and four year vesting, and were granted at exercise prices equal to the fair market value on the date of grant.

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

Overview

We are a biopharmaceutical company developing drugs to treat neurological diseases and disorders. We currently focus our research and development efforts in the areas of neuroprotection, pain and neuroinflammatory diseases. Our most advanced product candidate is Cerovive® (NXY-059), a neuroprotectant currently in two Phase III clinical trials to determine its effect on disability and neurological recovery in acute ischemic stroke patients. These trials commenced in May 2003 and are being conducted by our exclusive licensee, AstraZeneca AB (AstraZeneca). Upon commercialization of Cerovive® (NXY-059), we will be entitled to receive mid-teen royalties on worldwide net sales. We are independently pursuing Phase II clinical trials with an oral drug candidate REN-1654, to determine its effectiveness as a treatment for neuropathic pain. We hold exclusive worldwide rights to REN-1654. On July 29, 2004 we announced our decision to discontinue efforts to commercialize REN-213, an IV drug candidate that we were developing for the treatment of acute post-operative pain. In addition to our clinical programs, we are conducting preclinical research and development activities in the areas of neuroprotection, pain and neuroinflammatory diseases to identify future product candidates for clinical development. Since our inception in January 2000, we have generated significant losses and have funded our operations primarily through the sale of equity securities. On February 10, 2004 we completed our initial public offering of common stock and concurrent private placement with Genentech, Inc. in which we raised net proceeds of approximately $71.4 million. As of September 30, 2004, we had an accumulated deficit of $111.4 million.

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

Since our inception we have generated all of our revenues from agreements with corporate partners. During 2003, we recorded $4.5 million in contract revenue related to milestone payments that we received from AstraZeneca following their receipt of regulatory approval to commence Phase III trials for Cerovive (NXY-059). Upon achievement of certain future milestones involving the filing and approval of marketing applications in the U.S. and E.U., AstraZeneca is obligated to make additional payments to us totaling up to $7.5 million. Upon commercialization of Cerovive (NXY-059), we are entitled to receive mid-teen percentage royalties on worldwide net sales from AstraZeneca.

On December 31, 2003 we entered into a collaborative research, development and license agreement with Genentech under which we received an up-front payment of $5.25 million. We have deferred the upfront payment and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. Accordingly, we recognized $0.7 million and $2.0 million in revenue related to this agreement during the three and nine months ended September 30, 2004, respectively. We expect to recognize revenue of approximately $2.6 million related to this agreement during 2004. The agreement with Genentech also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration.

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

Clinical Update

•	On October 14, 2004, we announced that our exclusive licensee, AstraZeneca, would continue the Phase III SAINT trials with Cerovive (NXY-059) as planned based on a recommendation from the Independent Data and Safety Monitoring Board (IDMB) following its review of data on safety and stroke outcomes after a three-month follow-up period in 1,000 patients. The purpose of this analysis was to assess whether it would be futile (not meaningful) to continue the SAINT trials when looking at the degree of post-stroke disability experienced by patients who received drug as compared to patients who received placebo, and to determine if there were safety concerns. We also announced that in August 2004 enrollment was initiated in the CHANT (Cerebral Hemorrhagic and NXY-059 Treatment) trial to assess the safety and tolerability of 72 hours intravenous infusion of Cerovive® (NXY-059) in adult patients with acute intracerebral hemorrhage.

•	We are independently developing REN-1654 for neuropathic pain in two Phase II clinical trials. The first of these trials is planned to involve 90 patients with post-herpetic neuralgia (PHN) who developed PHN following an episode of shingles that began no more than 18 months prior to entering the study. Based on enrollment trends observed to date, we expect to report data from this trial in the first quarter of 2005. The second of the Phase II clinical trials with REN-1654 in neuropathic pain is a placebo-controlled trial that is planned to enroll 72 patients, all of whom developed leg pain associated with sciatica no more than 12 weeks prior to enrollment. We expect to report data from this study during 2005.

As of September 30, 2004, we had $94.3 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for at least another 24 months. However, changes to our current operating plan may require us to consume our capital resources significantly sooner than we expect.

Revenues

To date, all of our revenue has been earned under agreements with AstraZeneca and Genentech. We do not expect to generate revenue from product sales or royalties until at least 2007, if at all. We seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized. Revenue derived from collaborative and strategic relationships helps us fund our operations and may increase in the future if we are successful in achieving milestones in our existing collaborations, licensing our technology, and establishing new collaborations or strategic relationships. If we are unsuccessful in these goals, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Our research and development (R&D) expenses consist primarily of costs associated with research, preclinical development and clinical trials involving product opportunities we are pursuing internally in the areas of neuroprotection, pain, and neuroinflammatory diseases. We do not incur research and development costs for Cerovive (NXY-059), which is licensed to AstraZeneca.

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

Prior to our acquisition of pharmaceutical assets from Centaur in December 2002, we had incurred research and development expenses of approximately $20.8 million to assemble a team of neurobiologists and establish specialized capabilities in assay development, screening, lead optimization, target identification and target validation, which we used to pursue early stage research in the areas of neuroprotection and pain. We are unable to estimate the portion of costs incurred that are allocable to the individual research activities we have conducted because we do not segregate costs among early-stage research programs for both management and external reporting. Moreover, given the early stage nature of these projects and the subsequent integration of intellectual property and product opportunities that we acquired from Centaur, we are unable to reasonably estimate the cost or timeline required to generate cash inflows from our research efforts.

In the third quarter of 2004 we completed the implementation of our new financial accounting system, which will enable us to segregate pre-clinical development and clinical trial costs on a project-by-project basis from the implementation date forward. However, we do not plan to segregate costs related to early-stage research activities because such costs are not specifically allocable to identifiable drug candidates until the later stages of our research.

During the three and nine months ended September 30, 2004, we incurred research and development expenses of $8.6 million and $22.2 million respectively. Of this amount, approximately $4.3 million and $11.3 million was spent by our preclinical and clinical development functions for the three and nine months ended September 30, 2004, respectively. Our preclinical development activities during these periods included toxicology and efficacy studies of various development candidates in preclinical models of pain and neuroinflammatory disease as well as formulation and manufacturing of drug supply for these studies. Our clinical development efforts during both periods were focused exclusively on initiating and conducting multiple Phase II clinical trials with REN-1654 and REN-213. As described above, we recently discontinued clinical development activities involving REN-213. The remaining amount of $4.3 million and $10.9 million for the three and nine months ended September 30, 2004, respectively, was expended primarily on employee costs, supplies and materials and infrastructure related to neurobiology, chemistry, pharmacology and related functions, which are integral to our preclinical research programs.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants prior to our initial public offering at exercise prices below the deemed fair value of the underlying common stock resulting in our recording stock compensation associated with these grants. Stock compensation expense is amortized over the vesting period of the underlying option, generally four years. From inception through September 30, 2004, we recorded amortization of deferred stock compensation of $5.5 million. At September 30, 2004, we had a total of $11.0 million remaining to be amortized over the performance period of the stock options.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

Revenue

Revenue for the three and nine months ended September 30, 2004 was $0.7 and $2.0 million, respectively, compared with $0 and $4.5 million for the same periods in 2003. Revenue during the 2004 period resulted from a collaborative agreement with Genentech, which was signed at the end of 2003. Under this agreement with Genentech we received an up-front payment of $5.25 million that we are recognizing as revenue on a straight-line basis over the two-year estimated research period of the agreement. Revenue during the 2003 period resulted from $4.5 million in milestone payments we earned from AstraZeneca upon approval from the FDA to commence Phase III clinical trials with Cerovive (NXY-059).

Research and Development Expenses

Total research and development expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total R & D expense	$8,577	$5,249	$22,192	$12,587
Dollar increase	$3,328		$9,605
Percentage increase	63%		76%

The increase in R&D expense of $3.3 million and $9.6 million in the three and nine months ended September 30, 2004, respectively, over the comparable period in 2003 was primarily due to factors related to the advancement of REN-1654 and REN-213 into phase II clinical trials that began during the second half of 2003 and the first quarter of 2004, respectively, and due to the expansion of our preclinical programs.

Specific increases for the three months ended September 30, 2004 over the comparable period in 2003 included the following:

•	Clinical trial related costs increased by $0.9 million primarily because we did not initiate any clinical trials until the end of the third quarter in 2003 while multiple trials with REN-1654 and REN-213 were ongoing during the third quarter of 2004;

•	Employee costs increased by $1.0 million primarily due to the increased number of employees in our pre-clinical and clinical development operations, merit pay increases and increasing benefit costs and were partially offset by a decrease in consulting expense of $0.5 million;

•	Outside services costs increased by $0.9 million as we utilized third parties to assist with our internal pharmacology, toxicology and chemistry efforts;

•	Laboratory supplies and related materials costs increased by $0.6 million consistent with the increase in research staff to support our preclinical programs in neuroprotection, pain and neuroinflammatory diseases; and

Specific increases for the nine months ended September 30, 2004 over the comparable period in 2003 included the following:

•	Clinical trial related costs increased by $3.8 million primarily because we did not initiate any clinical trials until the end of the third quarter in 2003 while multiple trials with REN-1654 and REN-213 were ongoing during the nine months ended September 30, 2004;

•	Employee costs increased by $2.0 million primarily due to the increased number of employees in our pre-clinical and clinical development operations, merit pay increases and increasing benefit costs;

•	Outside services costs increased by $1.4 million as we utilized third parties to assist with our internal pharmacology, toxicology and chemistry efforts;

•	License fees increased $0.6 million in connection with the licensing of intellectual property for use in certain of our preclinical development programs;

•	Laboratory supplies and related materials costs increased by $0.4 million to support the expansion of our preclinical programs in neuroprotection, pain and neuroinflammatory diseases; and

•	Facilities related expenses and other shared expenses allocated to R&D increased by $0.8 million in 2004 primarily due to the new facility we leased beginning in the third quarter of 2003.

•	Amortization expense related to the intangible assets acquired in the Centaur acquisition increased by $0.3 million primarily due to the additional contingent consideration that was recognized in May 2003 as all earn-out conditions related to the asset acquisition were met. We recorded a portion of the additional contingent consideration as an intangible asset in the second quarter of 2003 which resulted in additional amortization expense commencing in the second quarter of 2003.

The table below summarizes the current status of our drug candidates:

Program	Indication	Clinical Status	Commencement of Current Phase
Cerovive (NXY-059)	Stroke	Phase III	Second quarter 2003
REN-1654	Neuropathic Pain	Phase II	Third quarter 2003

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

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total G & A expense	$2,092	$1,373	$6,276	$4,594
Dollar increase	$719		$1,682
Percentage increase	52%		37%

Overall general and administrative expenses increased by $0.7 million and $1.7 million in the three and nine months ended September 30, 2004 from the comparable periods in 2003. The increase in G&A expense in 2004 over 2003 is primarily due to increased personnel costs and outside services costs associated with establishing infrastructure appropriate for a public company. Intellectual property expenses also increased, as we continued to seek patent protection for the discoveries made in our preclinical drug development programs.

We expect G&A expense to increase in the future reflecting increased support activities associated with advancing existing drug candidates into later stages of clinical trials and advancing preclinical products into clinical trials and expenses associated with increased corporate governance regulation principally associated with the Sarbanes-Oxley Act of 2002.

Amortization of Employee Stock-Based Compensation. In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation of $11.0 million, net of related amortization for the period beginning January 1, 2003 through September 30, 2004. The $11.0 million represents the difference between the exercise price and the deemed fair value of the underlying common stock on the date the options were granted. We recorded this amount as a component of stockholders’ equity (net capital deficiency) and will amortize the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of employee stock-based compensation of $1.2 million and $3.6 million for the three and nine months ended September 30, 2004 and $ 0.3 million and $0.6 million for the three and nine months ended September 30, 2003.

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

Interest Income.

Total interest income and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total interest income	$410	$114	$1,025	$238
Dollar increase	$296		$787
Percentage increase	260%		331%

The $296,000 and $787,000 increases in interest income from the three and nine months ended September, 2003 as compared to the corresponding periods in 2004 were primarily attributable to higher average cash balances due to our initial public offering completed in early February 2004.

Interest Expense.

Total interest expense and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total interest expense	$(71)	$(120)	$(276)	$(389)
Dollar decrease	$(49)		$(113)
Percentage decrease	(41)%		(29)%

The decrease in interest expense for 2004 was primarily due to the lower aggregate interest rates on our debt balances (related to the purchase of equipment and leasehold improvements) in 2004 as compared to the 2003 period.

2004 Financial Guidance

For the year ending December 31, 2004 we presently anticipate:

•	Total contract revenue from existing agreements of approximately $2.6 million; and

•	Total operating expenses, excluding the amortization of employee stock-based compensation, of $35 million to $40 million.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities. As of September 30, 2004, we had received approximately $168.2 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In addition, as of September 30, 2004, we had financed through loans the purchase of equipment and leasehold improvements totaling approximately $9.7 million, of which $3.5 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.80% to 11.97% and are due in monthly installments through September 2008.

At September 30, 2004, we had $94.3 million in cash, cash equivalents and short-term investments as compared to $41.4 million as of December 31, 2003, an increase of $52.9 million. This increase resulted primarily from the net proceeds of $71.4 million from the completion of our initial public offering of common stock and concurrent private placement with Genentech, partially offset by cash used in operating activities. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

Net cash used in operating activities was $18.0 million during the nine months ended September 30, 2004, compared to $9.7 million during the same period last year. The increase in net cash used in operating activities in 2004 as compared to 2003 was primarily due to the increase in our operating expenses as we grew our research and development activities.

Net cash used in investing activities was $51.4 million during the nine months ended September 30, 2004 as compared to $33.8 million during the same period in the prior year. The increase in cash used in investing activities in 2004 is primarily due to purchases of short-term investments with the proceeds from our initial public offering, partially offset by sales and maturities of short-term investments.

Net cash provided by financing activities was $72.7 million for the nine months ended September 30, 2004, compared to $44.3 million provided by financing activities during the same period last year. The increase in cash provided by financing activities in 2004 is primarily due to the net proceeds received from the completion of our initial public offering and concurrent private placement with Genentech and proceeds from our credit facilities partially offset by principal payments on our credit facilities. The cash provided by financing activities during the same period in the prior year was primarily from the $44.7 million in net proceeds we received from the issuance of our Series E convertible preferred stock in August 2003.

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

Based upon our current operating plan, we believe that our cash and cash equivalents and short term investments as of September 30, 2004, will be sufficient to meet our projected operating requirements for at least the next 24 months.

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

Forward-looking statements include, but are not limited to, statements about:

•	the progress, timing and completion of our research, development and clinical trials for product candidates;

•	whether clinical trial results will validate and support the safety and efficacy of our products:

•	our ability to market, commercialize and achieve market acceptance for product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance; and

•	our estimates regarding anticipated operating losses and expenses, future revenues, capital requirements and our needs for additional financing.

Forward-looking statements also include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources and our intention to seek revenue from product sales, up-front fees and milestone payments and royalties resulting from the license of our intellectual property. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable products or that any of our programs will be partnered with pharmaceutical partners. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Form 10-Q and other risks detailed in our reports filed with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this report, our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of these additional risks and uncertainties occurs, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risks Related to Our Company

Clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Our future success is dependent upon, among other factors, our ability to develop working products and our ability to successfully complete clinical trials. All of our potential products currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. All of our products will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any of our research and development and clinical trial efforts will result in viable new products. In July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an IV drug candidate we were developing for the treatment of acute post-operative pain subsequently, in October 2004, we announced our decision to discontinue efforts to develop REN-214, a nasal formulation of REN-213. Any failure or substantial delay in completing clinical trials for our other product candidates, including Cerovive® (NXY-059) and, REN-1654 may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products or potential products of our current and future strategic partners and licensees, we and our strategic partners or licensees must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The success of this preclinical and clinical testing is critical to achieving our product development goals. If our product development efforts are unsuccessful, we will not obtain regulatory approval for them, we will not generate sales from them, and our business and results of operations would be adversely affected.

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

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and our success may not be indicative of results in a large number of patients or long-term efficacy. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. The results from the Phase II clinical trials for Cerovive (NXY-059) may not be predictive of results obtained in the Phase III clinical trials and the results from the Phase I and IIa clinical trials for REN-1654 may not be predictive of results obtained in the Phase IIb clinical trials. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

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

Further, our competitors may develop new products that could be more effective or less costly, or that may seem more cost-effective, than our products. For example, although we believe that Cerovive (NXY-059)would not face direct competition from products currently available to stroke victims, a number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with Cerovive (NXY-059). Competitors developing such products include Bayer AG, Yamanouchi Pharmaceutical Co. Ltd., Ono Pharmaceutical Co., Ltd., Merck & Company, Pharmos Corp., IVAX Pharmaceuticals, Inc., Vertex Pharmaceuticals Incorporated and D-Pharm Ltd. In addition, gabapentin recently became available in generic form, which will cause a decrease in the average selling price from current levels and increases competition for REN-1654 for the treatment of neuropathic pain. In addition, Pfizer filed an NDA with the FDA in October 2003 to obtain approval to market a successor product candidate to gabapentin called pregabalin, which has been shown effective for many neuropathic pain patients with fewer side effects than gabapentin. Other competitors working on other treatments for neuropathic pain include NeurogesX, Inc., Novartis AG, CeNeS Pharmaceuticals plc, Xenoport, Inc. and AstraZeneca. Since REN-1654 is in the early stages of development, we cannot reliably assess its competitive advantages or disadvantages in areas such as efficacy, safety, cost and administration compared to existing products or product candidates being developed by our competitors.

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

Since our inception, we have incurred significant net losses, including net losses of $10.9 million and $29.4 million for the three months and nine months ended September 30, 2004 and $50.3 million and $74.2 million for the three and nine months ended September 30, 2003, respectively. As of September 30, 2004, our cumulative net loss was $111.4 million. We have not yet completed the development, including obtaining regulatory approvals, of any of our product candidates and, consequently, have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue the development and prepare for commercialization of REN-1654;

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. We will need to generate significant revenues to achieve profitability. Our ability to generate revenues and achieve profitability depends on successful completion of clinical trials, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth in this report. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we cannot raise additional capital on acceptable terms, we may be unable to complete planned clinical trials, obtain regulatory approvals or commercialize our product candidates.

We believe that existing cash reserves will fund our planned activities through at least the next 24 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the nine months ended September 30, 2004, our net cash used in operating activities was $18.0 million and we had capital expenditures of $1.5 million for the same period. Our future capital requirements depend on many factors, including:

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies or products and other business opportunities that require financial commitments; and

•	• our revenues, if any, from successful development and commercialization of our products.

We intend to seek additional funding through strategic collaborations. We face intense competition from many other companies in the pharmaceutical and biotechnology industry for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. If we are unable to attract and retain corporate partners to develop, introduce and market our products, our business may be materially and adversely affected. Our strategy and any reliance on corporate partners, if we are able to establish such collaborative relationships, are subject to additional risks. Our partners may not devote sufficient resources to the development, introduction and marketing of our products or may not pursue further development and commercialization of products resulting from collaborations with us. If a corporate partner elects to terminate its relationship with us, our ability to develop, introduce and market our products may be significantly impaired and we may be forced to discontinue the product altogether. We may not be able to negotiate alternative corporate partnership agreements on acceptable terms, if at all. The failure of any future collaboration efforts could have a material adverse effect on our ability to develop, introduce and market our products and, consequently, could have a material adverse effect on our business, results of operations and financial condition.

In addition to strategic collaborations, we may seek funding through private or public sales of our securities or by licensing all or a portion of our technology. This funding may significantly dilute existing stockholders or may limit our rights to our technology.

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

U.S. and foreign patents have been issued to third parties in the same fields as some of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that are in the same fields as some of our product candidates. These patent applications, if issued, could subject us to infringement actions. Although we have received communications from a third party alleging that we infringe certain patents held by the third party, we do not believe there is a reasonable basis for an action claiming that we are infringing any valid and enforceable patents of such third party. To date we have not been subject to any infringement actions.

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

As of September 30, 2004 our directors and executive officers and their affiliates collectively control approximately 35% of our outstanding common stock. These stockholders, if they act together, can influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We have begun to use, and intend to continue to use, these proceeds for general corporate purposes, including clinical trials, research and development expenses, general and administrative expenses and manufacturing expenses.

Item 6. Exhibits

(a)	Exhibits:

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of November 2004.

Renovis, Inc.

/s/ John C. Doyle
John C. Doyle
Chief Financial Officer and Secretary
(Principal financial and accounting officer)