Form 10-K
period 2004-12-31
RENOVIS INC
filed 2005-03-28
CIK 1118361

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50564

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $128,996,653 computed by reference to the last sales price of $9.16 as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 16, 2005 was 24,704,016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2004 are incorporated by reference into Part III of this report.

RENOVIS, INC.

FORM 10-K — ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2004

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•	the progress, timing and completion of our research, development and clinical trials for product candidates;

•	whether clinical trial results will validate and support the safety and efficacy of our products;

•	our ability to market, commercialize and achieve market acceptance for product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates for future performance; and

•	our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing.

Forward-looking statements also include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources and our intention to seek revenue from product sales, upfront fees and milestone payments and royalties resulting from the license of our intellectual property. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable products or that any of our programs will be partnered with pharmaceutical partners. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this annual report and other risks detailed in our reports filed with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

Item 1. Business

Overview

Renovis is a biopharmaceutical company developing drugs to treat neurological diseases and disorders. The Company was incorporated in Delaware in January 2000. We currently focus our research and development programs in the areas of neuroprotection, pain and neuroinflammatory diseases. Our most advanced product candidate Cerovive® (NXY-059), is a novel free radical trapping neuroprotectant in development for the treatment of acute ischemic stroke. In May 2003, our exclusive licensee, AstraZeneca AB, commenced two Phase III clinical trials (SAINT I and SAINT II) with Cerovive® (NXY-059) to determine its effect on disability and neurological recovery in acute ischemic stroke patients. In December 2004, we announced that enrollment has been completed in one of the two Phase III trials (SAINT I). We expect to report top-line results from the SAINT I trial in coordination with AstraZeneca during the second quarter of 2005. AstraZeneca is also conducting a Phase II trial (CHANT) with Cerovive® (NXY-059) to assess its safety and tolerability in patients with acute intracerebral hemorrhage. Patient enrollment in the second Phase III trial (SAINT II) and in the Phase II trial (CHANT) is proceeding consistent with AstraZeneca’s announced plan to seek regulatory approval for Cerovive® (NXY-059) in 2006. In addition to Cerovive® (NXY-059), we are independently conducting clinical trials of two novel chemical entities. REN-1654 is an oral drug candidate that we are testing in a Phase II clinical trial in sciatica, a neuropathic pain indication. We are also developing REN-850, an oral drug candidate for multiple sclerosis (MS) and other autoimmune diseases, which entered a Phase I clinical trial in February 2005. In July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate that we were developing for the treatment of acute post-operative pain. In March 2005, we announced our decision to discontinue development of REN-1654 in post-herpetic neuralgia (PHN). In addition to our clinical programs, we are conducting preclinical research and development activities in the areas of neuroprotection and pain to identify future product candidates for clinical development and we are evaluating other opportunities to apply our drug discovery capabilities in new program areas.

Our Product Pipeline

The following table summarizes our product candidates in clinical development and our research programs:

Cerovive® (NXY-059)

Cerovive® (NXY-059) is our novel free radical trapping neuroprotectant in development for the treatment of acute ischemic stroke. Stroke is the third leading cause of death in the United States and Western Europe and the most common cause of adult long-term disability in the United States. Cerovive® (NXY-059) is a neuroprotectant which reduces infarct size and preserves brain function in experimental models of acute ischemic stroke. In May 2003, our exclusive licensee, AstraZeneca, commenced two Phase III clinical trials (SAINT I and SAINT II) with Cerovive® (NXY-059) to determine its effect on disability and neurological recovery in acute ischemic stroke patients. In August 2004, AstraZeneca initiated a Phase II clinical trial (CHANT) with Cerovive® (NXY-059) to assess its safety and tolerability in patients with acute intracerebral hemorrhage. In December 2004, we announced that patient enrollment in one of the two Phase III trials (SAINT I) had been completed. We expect to announce top-line results from this trial in coordination with AstraZeneca during the second quarter of 2005. Enrollment of patients in the SAINT II and CHANT trials is proceeding consistent with AstraZeneca’s previously announced plan to seek regulatory approval of Cerovive® (NXY-059) in 2006. We believe that if Cerovive® (NXY-059) demonstrates neuroprotective benefits in stroke patients, the drug candidate may also prove useful to treat a range of other brain injuries.

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

The only neuroprotectant drug approved for treatment of stroke patients is edaravone, which is approved only in Japan. Edaravone was approved by Japanese regulatory authorities based on positive results from a 252-patient Phase III trial. In its first full year on the market in Japan (2002-2003), edaravone achieved sales in excess of $275 million and was administered to more than 125,000 patients. However, following its approval and introduction to the market, edaravone was associated with infrequent serious adverse events, including deaths, in a number of patients with kidney dysfunction. Given these safety concerns, sales growth in Japan has fallen significantly, and we believe it is unlikely that this drug will be approved in the United States or Europe. Edaravone is a free radical scavenger (see below) that differs from Cerovive® (NXY-059) in both structure and metabolism. Accordingly, we believe that the safety concerns with edaravone are not predictive of the safety of Cerovive® (NXY-059).

According to the American Heart Association, the annual cost of stroke-related care in the United States exceeded $53 billion in 2004 and the average lifetime cost of ischemic stroke exceeds $140,000 per patient including inpatient care, rehabilitation and follow-up care. Based on figures reported by Datamonitor, a business information company, more than two million strokes occur each year in the world’s major industrialized countries, and, according to the American Heart Association, 700,000 of such strokes occur in the United States. The leading product for stroke is tPA, which, due to its treatment restrictions, is used to treat only 3% to 5% of stroke patients annually. According to data published by Frost & Sullivan, a marketing, consulting and training company, tPA accounts for approximately $200 million in annual sales. We believe a neuroprotectant drug capable of reducing stroke-related mortality and disability that can be administered safely within six hours after stroke would be used to treat a substantially broader population of stroke victims.

Scientific Overview

Cerovive® (NXY-059), a novel compound of the nitrone class, is a neuroprotectant that binds to and inactivates (by scavenging or trapping) cell-damaging free radicals. Free radicals are toxic molecules that the body produces in response to tissue injury, in particular after a stroke. As a free radical trapping neuroprotectant, Cerovive® (NXY-059) acts to neutralize the free radicals and protects brain cells from further damage and death.

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

Given the history of clinical trials for stroke drugs that did not demonstrate efficacy, an industry/academic roundtable group was convened in the late 1990s to establish a stringent set of preclinical and clinical criteria designed to guide the successful development of neuroprotectant drugs. This group published the Stroke Therapy Academic Industry Roundtable criteria (the STAIR criteria) in 1999 in order to improve the selection process for a drug to enter pivotal human clinical trials. Based on our research and review of published data, we believe Cerovive® (NXY-059) is the only stroke drug candidate that has met all of the STAIR criteria.

The Cerovive® (NXY-059) Solution

Cerovive® (NXY-059) binds to and inactivates (or traps) free radicals thereby protecting brain cells from damage caused by a stroke, but, unlike a thrombolytic, it does not restore blood flow. It has been shown to reduce infarct size and preserve brain function in animal models of stroke. The functional improvement seen in these models shows the potential to preserve functions such as speech, movement and memory in stroke patients. By trapping free radicals, Cerovive® (NXY-059) targets a more clinically relevant therapeutic window than many drugs previously tested. Cerovive® (NXY-059) may also have mechanisms of action that protect neurons beyond its function as a free radical trap. We believe that Cerovive® (NXY-059) is positioned to be the first neuroprotectant drug marketed for stroke in the United States and Europe.

Cerovive® (NXY-059) represents the first use of a class of compounds called nitrones to be developed in the clinic for stroke. Cerovive® (NXY-059) demonstrates neuroprotective efficacy in both transient and permanent occlusion ischemic stroke models and hemorrhagic stroke models in rats, in permanent occlusion ischemic stroke models in monkeys and in another stroke model in rabbits. It has been shown to substantially lessen both motor and cognitive disability and to reduce infarct volume in monkeys when administered four hours after the onset of an ischemic stroke.

We believe that Cerovive® (NXY-059) may have another therapeutic value for stroke patients as well. When blocked arteries are unblocked, either spontaneously or by a thrombolytic drug, a rapid increase in blood flow, called reperfusion, occurs resulting in further brain damage, called reperfusion injury. Much of the reperfusion injury involves a sudden increase in free radicals. Following many ischemic strokes, there is spontaneous unblocking of arteries (thrombolysis). About half of stroke patients spontaneously reperfuse within three to four days. We believe that the continuous intravenous administration of Cerovive® (NXY-059) for 72 hours will continue to protect the brain of stroke patients against the damage that occurs from the production of free radicals during both spontaneous reperfusion and reperfusion induced by thrombolytic drugs. If Cerovive® (NXY-059) receives marketing approval, we believe it may be used both as monotherapy as well as in combination with tPA and other thrombolytic (blood flow increasing) therapies that are currently being developed.

Prior Clinical Trials

A total of ten clinical trials have been performed with Cerovive® (NXY-059), including two trials in subjects with acute ischemic or hemorrhagic stroke (184 subjects exposed to Cerovive® (NXY-059)), seven in healthy subjects (286 subjects exposed to Cerovive® (NXY-059)) and one in subjects with kidney impairment (24 subjects exposed to Cerovive® (NXY-059)). Four double-blinded, placebo controlled trials have been performed in healthy volunteers to explore safety, tolerability, absorption, metabolism, distribution and excretion of Cerovive® (NXY-059) administered intravenously (i.v.) for eight to 72 hours in increasing doses. The adverse events that occurred were not considered clinically significant and Cerovive® (NXY-059) was hence judged to be well tolerated in healthy volunteers in these trials.

Two Phase IIa trials were performed to evaluate safety and tolerability of 72-hour infusions of Cerovive® (NXY-059) in subjects with acute stroke. The first trial enrolled 135 subjects with ischemic stroke and fifteen subjects with hemorrhagic stroke. The second trial enrolled 135 subjects with symptoms of acute ischemic stroke. The study drug was initiated within 24 hours of symptom onset. Cerovive® (NXY-059) was well tolerated with no concerns raised by the safety evaluation.

These Phase IIa clinical trials were primarily designed to examine the safety of Cerovive® (NXY-059). In May 2003, AstraZeneca advanced Cerovive® (NXY-059) into Phase III clinical trials. We believe Cerovive® (NXY-059) is a strong Phase III product candidate based on the Phase II data, when combined with all of the other clinical safety data, the compelling efficacy shown in preclinical animal models in monkeys and rodents, and our belief, based on our research and review of published data, that Cerovive® (NXY-059) is the only neuroprotectant drug candidate to have passed the STAIR criteria.

We believe that Cerovive® (NXY-059) entered Phase III clinical trials with strong preclinical and clinical data on safety and efficacy. Our belief, based on our research and review of published data, is that Cerovive® (NXY-059) is the only neuroprotectant that has met the STAIR criteria, and is the only drug candidate that has been shown to substantially decrease both motor and cognitive disability in primates when given four hours after stroke.

Current Clinical Trials

In May 2003, AstraZeneca initiated two multi-national, multi-center, randomized, double-blinded Phase III clinical trials to test Cerovive® (NXY-059) versus a placebo. “Double-blinded” means neither the researcher nor the patient knows whether the patient has received the study drug or the placebo. “Randomized” means that patients are randomly assigned to receive the study drug treatment or the placebo. These two Stroke-Acute Ischemic-NXY Treatment trials (SAINT I and SAINT II) are parallel trials designed to include more than 1,500 subjects each. The first trial, SAINT I, was conducted primarily in Europe with participation from study centers located in other regions of the world. In December 2004, AstraZeneca completed enrollment of subjects in the SAINT I trial. We expect to report top-line results from the SAINT I trial in coordination with AstraZeneca during the second quarter of 2005. The second trial, SAINT II, is being conducted primarily in the United States and Canada and is planned to include more than 1,500 subjects at more than 200 sites. Patient recruitment in SAINT II is proceeding consistent with the goal announced by AstraZeneca to seek regulatory approval in 2006.

The Phase III trials are designed to determine the efficacy and evaluate the safety of Cerovive® (NXY-059) when administered up to six hours after the onset of stroke symptoms. The drug candidate is being administered as a one-hour i.v. loading-dose infusion followed by a 71-hour i.v. maintenance dose. Phase III clinical trials are being conducted with similar study drug exposure and time window for which behavioral efficacy has been shown in primates. The mean time for the start of study drug administration for each trial in acute ischemic stroke, and for all centers within these trials, is four hours after the onset of symptoms. In addition to this time limitation, to be enrolled in the SAINT trials, patients must show symptoms of acute ischemic stroke with limb weakness and have had full functional independence before their stroke. The primary outcome will be measured three months after stroke by examining functional deficit (overall recovery and recovery of motor function) as measured by a standard disability scoring system called the modified Rankin Scale.

The SAINT I and SAINT II clinical trials were designed with several interim analyses. At each interim analysis, an independent data and safety monitoring board (IDMB) reviews patient data to evaluate the safety or efficacy of Cerovive® (NXY-059). At such time, a decision can be made to either stop or continue the clinical trials. In October 2004, we announced that AstraZeneca would continue the Phase III SAINT trials with Cerovive® (NXY-059) as planned based on a recommendation from the IDMB following its review of data on safety and stroke outcomes after a three-month follow-up period in 1,000 patients. The purpose of this analysis was to assess whether it would be futile (not meaningful) to continue the SAINT trials when looking at the degree of post-stroke disability experienced by patients who received study drug as compared to patients who received placebo, and to determine if there were safety concerns.

In August 2004, AstraZeneca initiated enrollment in the CHANT (Cerebral Hemorrhagic and NXY-059 Treatment) trial to assess the safety and tolerability of 72 hours i.v. infusion of Cerovive® (NXY-059) in adult patients with acute intracerebral hemorrhage. This trial is planned to involve 600 subjects in approximately 150 centers in more than 20 countries. Patient recruitment in the CHANT trial is also proceeding consistent with the goal announced by AstraZeneca to seek regulatory approval of Cerovive® (NXY-059) in 2006.

Commercialization

Renovis has licensed to AstraZeneca the rights to develop, market and sell Cerovive® (NXY-059) worldwide. Pursuant to a license agreement, AstraZeneca made milestone payments totaling $4.5 million to Renovis in February 2003 when it received FDA approval to commence the Phase III clinical trials. AstraZeneca may be required to make additional milestone payments to Renovis in the future upon regulatory filings and marketing approvals of Cerovive® (NXY-059) in the United States and other territories. Furthermore, Renovis is entitled to receive mid-teen percentage royalties on worldwide net sales of Cerovive® (NXY-059). AstraZeneca has announced a goal to request regulatory approval of Cerovive® (NXY-059) in 2006.

If Cerovive® (NXY-059) meets its target product profile, we believe that it will be adopted rapidly by physicians in an area with a significant medical need due to the limitations of existing therapies and the severe nature of the disabilities suffered by many stroke patients. As one of the world’s leading pharmaceutical companies, AstraZeneca’s global regulatory, sales and marketing capabilities should allow it to drive rapid product adoption and use throughout the world. In addition, AstraZeneca is well positioned to potentially broaden the clinical uses and tests of the drug candidate in related indications involving brain injury.

REN-1654

REN-1654 is an oral drug candidate that we are evaluating in a Phase II clinical trial for the treatment of sciatica, a specific type of neuropathic pain. Despite the wide assortment of prescription pain relievers already available, a number of specific types of neuropathic pain, including sciatica, remain inadequately treated. REN-1654 has been shown to decrease inflammatory signaling that we believe plays a significant role in the damage of nerve cells that frequently underlies sciatica and certain other forms of neuropathic pain.

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

Conventional analgesics, or pain relievers, are frequently ineffective in treating sciatica and other forms of neuropathic pain. As a result, drugs originally developed as anti-depressants and anti-convulsants, are frequently prescribed for neuropathic pain. One of these drugs, gabapentin, was originally approved as an anti-convulsant for the treatment of epilepsy and later became approved for treatment of neuropathic pain. Based on figures reported by Pfizer, in 2004, sales of gabapentin exceeded $2.7 billion, a significant portion of which related to use of the drug to treat various forms of neuropathic pain. In September 2004, gabapentin became available to patients in generic form at a significantly reduced cost. However, gabapentin and other drugs currently prescribed for neuropathic pain are not effective in a high proportion of patients and, even where effective, frequently provide only modest pain relief at the expense of adverse side effects. Accordingly, there is a significant need for improved neuropathic pain therapies.

Scientific Overview

Inflammation in the nervous system is a common cause of multiple types of neuropathic pain. REN-1654 reduces inflammation in the nervous system by decreasing the release of tumor necrosis factor a (TNFa), a signaling molecule used by the immune system and certain cells in the nervous system. REN-1654 has also been shown to inhibit the release of other pro-inflammatory signaling molecules, or cytokines. During inflammation, TNFa is thought to play a key role both in directly causing an increase in pain signaling and in damaging nerves by increasing the inflammatory response.

The potential utility of TNFa inhibition as a strategy for treating certain types of neuropathic pain has been demonstrated in human studies. Drugs such as infliximab, which act by inhibiting TNFa, have demonstrated therapeutic potential in pilot studies of patients with sciatica. While cost and route of administration significantly limit the practical utility of these and other similar injectable drugs as treatments for neuropathic pain, they validate TNFa inhibition as a therapeutic strategy for common types of neuropathic pain, such as sciatica, that involve significant nerve inflammation.

The REN-1654 Solution

REN-1654 is an oral, small molecule drug candidate that we believe may be effective as a treatment for certain types of neuropathic pain in which nerve inflammation plays a significant role. REN-1654 penetrates into the nervous system effectively and has a half-life which facilitates once-daily dosing. It has been shown to inhibit the release of TNFa and other pro-inflammatory molecules by certain cell types. By decreasing the amount of TNFa in and around neurons, REN-1654 should reduce the nerve signaling and resulting pain promoted by TNFa and decrease the amount of inflammation which leads to nerve damage. REN-1654 has demonstrated efficacy in preclinical models of neuropathic pain involving inflammation.

Clinical Trials

In twelve previous safety trials REN-1654 was orally administered in more than 340 subjects, establishing the safety of the drug candidate for further clinical development. We are currently conducting a multi-center, double-blinded, placebo-controlled Phase II clinical trial with REN-1654 to explore its effectiveness for treatment of sciatica, a neuropathic pain indication in which pro-inflammatory cytokines are believed to play a key role in development of the pain. The primary endpoint of this trial is the change in daily categorical pain ratings at baseline compared to the end of a three week treatment period. Patient enrollment is continuing in this trial. We currently plan to enroll 72 patients, all of whom developed leg pain associated with sciatica no more than 12 weeks prior to enrollment. We expect to report data from this study by the end of the third quarter of 2005. In March 2005, we announced our decision to discontinue development of REN-1654 in PHN following our review of results from a Phase II clinical trial that we conducted in this neuropathic pain indication. We do not believe that the results from the Phase II clinical trial with REN-1654 in PHN are predictive of the results that we expect to report from the ongoing Phase II trial with REN-1654 in sciatica patients.

Commercialization

Our current plan is to independently develop REN-1654 through at least Phase II trials. Thereafter, we may seek strategic partners in international markets and potentially the United States. We hold exclusive worldwide rights to patents covering REN-1654. We hold composition-of-matter and method-of-use patents which protect REN-1654 in the United States and other territories.

REN-850

REN-850 is an oral, small molecule drug candidate that we are evaluating in a Phase I clinical trial for the treatment of multiple sclerosis (MS) and potentially other autoimmune diseases. MS and many other autoimmune diseases remain inadequately treated.

Market Opportunity

Autoimmune diseases occur when the cells of the immune system inappropriately attack and damage normal tissues in an otherwise healthy patient. These diseases can involve many different organs and tissues in the body and include well-known and debilitating diseases such as rheumatoid arthritis and Crohn’s Disease, as well as MS. We believe that an oral drug that targets the immune response proximally in these diseases could be used to decrease the severity of the damage to normal tissue caused by the immune system, decrease disability in these patients and perhaps modify the course of the disease.

According to Visiongain, autoimmune diseases affect an estimated 5 to 8 percent of the US population (14 to 22 million people). MS is a chronic and often progressive disease that affects over 300,000 people in the US and strikes more than twice as many women as men. Patients are diagnosed with the disease most often between the ages of 20 and 50, in their peak earning and reproductive years. According to Espicom Business Intelligence, $3.3 billion was spent worldwide on drugs to treat MS during 2003. None of the existing therapeutics can halt the progression of MS, and there is a significant need for additional therapies that have different side effect and dosing profiles or slow the progression of the disease to a greater extent than provided by currently available drugs.

Scientific Overview

Multiple sclerosis is an autoimmune disease in which a patient’s immune system cells attack the myelin sheath surrounding portions of many nerve cells in the brain and spinal cord, leading to progressive disability over time. The immune system cells responsible for the damage, leukocytes, are thought to “traffic” or enter into the nervous system from the bloodstream, crossing into the nervous system in a highly regulated manner that relies upon the actions of multiple proteins, including signaling proteins called chemokines. The subsequent attack on the myelin sheath produces an inflammation that leads to scarring (sclerosis). This scarring eventually leads to loss of nerve function and nerve cell death.

The REN-850 Solution

REN-850 is an oral, small molecule drug candidate that we believe may be effective as a disease-modifying treatment for MS, and possibly other autoimmune diseases. REN-850 acts by inhibiting leukocyte trafficking and modulates the cell migration driven by multiple chemokine receptors, thus acting proximally in the immune response cascade. Preclinical studies have also shown that oral administration of REN-850 significantly reduces severity of outcomes in multiple in vivo models of MS and rheumatoid arthritis.

Clinical Trials

In February 2005, we initiated a Phase I clinical trial to assess the safety, tolerability and pharmacokinetics of escalating single doses of REN-850 in approximately 45 healthy volunteers. We expect to complete this trial and commence a Phase Ib trial to test the safety, tolerability and pharmacokinetics of escalating multiple doses of REN-850 by the end of 2005.

Commercialization

Our current plan is to independently develop REN-850 through at least Phase I trials. Thereafter, we may seek strategic partners in international markets and potentially the United States. We hold exclusive worldwide rights to issued and pending patents covering pharmaceutical compositions, dosages and methods of use of REN-850 in the United States and other territories.

Research Programs

Our research is focused on developing new drugs to treat neurological diseases and disorders. According to data published by Espicom Business Intelligence, drugs that target central nervous system diseases and disorders represent the second largest sector of the worldwide drug market, accounting for more than $59 billion in worldwide drug sales in 2003. Our research in neurological diseases and disorders is currently focused in the areas of neuroprotection and pain. During 2003 and 2004 we were also conducting research in the area of neuroinflammatory diseases that resulted in the advancement of REN-850 into a Phase I clinical trial for MS and other autoimmune diseases in the first quarter of 2005. Our neurobiology expertise includes capabilities in assay development, screening, lead optimization and target identification and validation. Our medicinal chemistry expertise includes the use of state-of-the-art technologies to turn initial promising compounds generated by our neuroscientists into drug candidates. As part of our strategy for building a sustainable pipeline of product candidates we regularly evaluate opportunities to apply our drug discovery and development capabilities in new program areas and we expect to initiate new research programs in future periods.

Neuroprotection

Conditions in which the nervous system is physically injured (trauma), as well as conditions in which the blood supply is disrupted (stroke or ischemia), often lead to acute neurological damage. In such conditions, free radical generation plays a key role in generating damage to nervous system tissue above and beyond the damage directly caused by the physical injury or lack of oxygen and nutrients.

Next-Generation Cytoprotectant Program.    Compounds that reduce free radicals (e.g., free radical trapping agents such as Cerovive® (NXY-059)) protect tissues against the damage caused by free radicals that occurs during trauma and stroke. Cerovive® (NXY-059), the first nitrone-based neuroprotectant to be developed in the clinic for the indication of stroke, is administered via intravenous injection. We are developing next-generation orally active nitrone-based compounds for the treatment of trauma, stroke, neurodegeneration, myocardial infarction, renal disease and potentially other diseases and conditions in which ischemia is thought to play a key role.

Other Programs.    We have identified potential protein biotherapeutics that may facilitate nerve regrowth, repair and restoration of function following damage to the nervous system arising from spinal cord injury and other neurological diseases and disorders. We have entered into a collaboration with Genentech to pursue certain of these opportunities.

Pain

Pain is often debilitating for patients and many types of pain are not effectively treated by existing drugs.

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

We believe drugs that block VR1, preventing it from activating nerve cell signaling, could be effective, non-narcotic analgesics and could also be effective for treating non-neurological conditions such as urinary incontinence, irritable bowel syndrome and asthma. We have potential lead development candidates and expect to commence preclinical development of a lead candidate in 2005. To date, we retain all commercial rights to the VR1 antagonist program.

Strategy

Our goal is to become a leading biopharmaceutical company focused on discovering, developing and commercializing novel drugs to treat neurological diseases and disorders. The key elements of our strategy for achieving this goal are to:

Build a balanced portfolio of product candidates based on neurological diseases and disorders.    We believe that our scientific expertise is broadly applicable to a wide range of neurological diseases and disorders and that expanding our product portfolio will mitigate some of the risks associated with drug development. The development and commercialization of our most advanced product candidate, Cerovive® (NXY-059), is the responsibility of our exclusive licensee AstraZeneca. We intend to advance REN-1654, REN-850 and our earlier stage product candidates toward commercialization as rapidly as practicable, while also seeking to acquire or in-license additional product candidates. We believe our scientific expertise enables us to effectively identify and capitalize on external product opportunities as evidenced by our acquisition of product candidates from Centaur. We also intend to undertake new discovery projects to identify novel product opportunities for internal development or collaboration.

Focus research and development efforts in market opportunities with large unmet medical needs.    Our drug discovery efforts generally target diseases that represent attractive commercial opportunities and that are underserved by available therapeutic alternatives. Shortcomings of currently available treatments may include limited efficacy, side effects or method of delivery. In particular, we believe that orally available drugs that treat disease with a high degree of specificity without these shortcomings will have strong commercial potential.

Develop orally available, small molecule drugs.    Our independent drug discovery and development efforts generally focus on orally available small molecule drugs. The major commercial advantage of small molecule product candidates such as REN-1654 and REN-850 is the potential for oral administration. In addition, small molecule drugs can be manufactured by conventional methods, resulting in lower manufacturing costs and higher margins than for other types of drugs, such as protein therapeutics.

Establish selective corporate collaborations to assist in the development and commercialization of our products while retaining significant commercial rights.    We leverage the development, regulatory and commercialization expertise of AstraZeneca to mitigate risk and accelerate the development of Cerovive® (NXY-059). We intend to selectively form additional corporate collaborations to further leverage our internal resources to undertake projects that are beyond our resources while retaining significant economic rights to our products. Such projects include establishing a broad-based sales capability and completing large and costly clinical trials.

Strategic Alliances

AstraZeneca

Our agreement with AstraZeneca grants them exclusive worldwide rights to develop, manufacture and market Cerovive® (NXY-059). Under the agreement, we are entitled to receive future milestone payments upon occurrence of each of the following events: filing of a marketing authorization application with European or Japanese regulatory authorities, approval of such marketing authorization application, filing of a new drug application (NDA) with the FDA and approval of such NDA. We are also entitled to mid-teen percentage royalties on worldwide net sales of Cerovive® (NXY-059). AstraZeneca has responsibility for all aspects of clinical development under the agreement, including all costs. The agreement also establishes AstraZeneca’s and our rights and obligations involving defined product opportunities that may arise in the future from our nitrone chemical platform.

If we identify any nitrone-based drug candidate similar to Cerovive® (NXY-059) (i.e., that functions as a specific type of free radical trap) as a development candidate for stroke or stroke pain, traumatic brain injury or certain types of dementia, AstraZeneca may be entitled to license the compound from us on the terms and conditions of the Cerovive® (NXY-059) agreement. If we identify a compound of the same type in the areas of neurodegenerative diseases or psychiatric disorders outside the areas identified above, which we choose to partner with a third party, we are obligated to notify AstraZeneca and consider in good faith any interest it may have in such partnership opportunity. If we commercialize a compound (i.e., that functions as a specific type of free radical trap) with a third party in the areas of neurodegenerative diseases or psychiatric disorders, we may be required to pay AstraZeneca a low single-digit percentage royalty on worldwide net sales of that product.

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

As of December 31, 2004, we owned more than 35 U.S. patents, 40 U.S. patent applications, 70 foreign patents and 120 foreign patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. In particular, we own patents and patent applications which materially relate to our ability to develop and commercialize our product candidates, REN-1654 and REN-850. As of December 31, 2004, we have licensed, from institutions such as the Oklahoma Medical Research Foundation (OMRF), the University of Kentucky Research Foundation (UKRF), the Regents of the University of California (the Regents) and others, the exclusive rights to more than 30 U.S. patents, 20 U.S. patent applications, 100 foreign patents and 40 foreign patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. We face the risk that one or more of the above patent applications may be denied. We also face the risk that our issued patents may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop. We also note that U.S. patents and patent applications may be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful, would result in the entire loss of our patent or the relevant portion of our patent and not just with respect to that particular infringer. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

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

Our success will also depend in part upon our not infringing patents issued to others. If our product candidates are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In this regard, we have received correspondence from a third party alleging that we infringe certain patents held by the third party. We do not believe there is a reasonable basis for this action claiming that we are infringing any valid and enforceable patents of such third party. To date, we have not been subject to any infringement actions. Although we do not believe that these patents seriously harm our ability to develop and commercialize our products, we cannot be certain of this. It is likely that in the future we will encounter other similar situations which will require us to determine whether we need to license a technology or face the risk of defending an infringement claim.

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

OMRF and UKRF.    We hold the exclusive, worldwide license to specified intellectual property related to Cerovive® (NXY-059) owned by OMRF and UKRF pursuant to a license agreement entered into in July 1992. In consideration for this technology license, we are obligated to pay OMRF and UKRF low-single digit royalties on any future net sales of products relating to our license, subject to a minimum annual royalty payment of $25,000 through the year the FDA first approves an NDA and $100,000 annually thereafter. The license agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under the agreement or 15 years from the effective date of the agreement. We may terminate the license agreement for any reason following six months written notice to OMRF and UKRF.

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

The Regents of the University of California.    We hold two exclusive, worldwide licenses to specified intellectual property related to targets and potential protein biotherapeutics relevant for inhibition of tumor angiogenesis and other pathological diseases and for nerve regeneration and repair that is a necessary component of our corporate collaboration with Genentech. We licensed this intellectual property from the Regents pursuant to license agreements entered into in June 2001 and November 2002, respectively, each as amended in December 2003. In consideration for these technology licenses, we paid license fees to the Regents. We are required to make additional annual payments on the November 2002 license. We are also obligated to pay the Regents royalties on any future net sales relating to our licenses subject to specified minimum annual royalty payments of $25,000 for products developed under the June 2001 license and $50,000 for products developed under the November 2002 license. In addition, we are obligated to make payments to the Regents based on meeting certain regulatory and clinical milestones. The June 2001 license automatically terminates upon the date of expiration of the last to expire patent under the license. The November 2002 license automatically terminates on or after December 31, 2018.

Cutanix.    Pursuant to an agreement with us, as amended in September 2002, Cutanix received the right to exclusively develop and commercialize certain Renovis compounds for use in the fields of dermatology and cosmetics and other skin care applications. In July 2004, we amended our agreement with Cutanix to obtain all rights to certain of these compounds for Renovis in exchange for a one-time payment, which we made to Cutanix immediately following execution of the amendment.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators; and

•	FDA approval of an NDA, or NDA supplement, for an approval of a new indication if the product is already approved for another indication.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any new approvals for our products will be granted on a timely basis, if at all.

Prior to commencing the first clinical trial with a product candidate, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, and the FDA must grant permission for each clinical trial to start and continue. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center. Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug product is intended to treat a chronic disease, as is the case with some of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of product candidates or new diseases for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, additional regulatory approvals for Cerovive® (NXY-059) REN-1654 or REN-850 would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

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

Competition

We compete in the segment of the pharmaceutical market that treats neurological diseases and disorders, which is highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are also researching and selling products designed to treat neurological diseases and disorders. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in neurological research, some in direct competition with us. We also must compete with these organizations to recruit scientists and clinical development personnel.

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

Cerovive® (NXY-059).    We believe that Cerovive® (NXY-059), if approved and commercialized, would not face direct competition from products currently available to stroke victims. Moreover, we believe existing thrombolytic drugs such as tPA will be complementary to Cerovive® (NXY-059). A number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with Cerovive® (NXY-059). Competitors include Yamanouchi Pharmaceutical Co., Ltd., Merck & Co., Ono Pharmaceutical Co., Ltd., Indevus Pharmaceuticals Inc., IVAX Corporation, Vertex Pharmaceuticals Incorporated and D-Pharm Ltd.

REN-1654.    If REN-1654 is approved and commercialized, it will face significant competition from currently marketed products commonly used to treat neuropathic pain and sciatica. The primary competition in the market for neuropathic pain is gabapentin, which is marketed by Pfizer under the brand name “Neurontin” and in generic form by other large pharmaceutical companies. Competitors working on new treatments for neuropathic pain include NeurogesX, Inc., Novartis AG, CeNeS Pharmaceuticals plc, Xenoport, Inc. and AstraZeneca. In addition to competition from medications used for the treatment of neuropathic pain, REN-1654 would face additional competition from other medications commonly used for the treatment of sciatica. Examples include over-the-counter analgesics, such as acetaminophen and non-steroidal anti-inflammatory drugs, such as aspirin, ibuprofen or naproxen as well as prescription anti-inflammatory drugs, such as muscle relaxants, opioids, and corticosteroid injections.

REN-850.    If REN-850 is approved and commercialized, it will face significant competition from currently marketed products for the treatment of multiple sclerosis including the beta interferons, Avonex marketed by Biogen Idec (Biogen), Betaseron marketed by Schering AG, and Rebif marketed by Serono SA with Pfizer; and the non-interferon, immunomodulator Copaxone marketed by Teva Pharmaceuticals Industries, Ltd. REN-850 may also face competition from Tysabri, a monoclonal antibody developed by Biogen and Elan Corporation plc (Elan) that received accelerated approval from the FDA in November 2004 because it was shown to have a significant impact on disability, disease progression and rate of clinical relapses. In February 2005, Biogen and Elan halted sales of Tysabri pending an investigation of potential safety issues. If Biogen and Elan resume sales of Tysabri following the investigation, the drug could represent significant competition for REN-850. In 2003, sales of marketed products for MS exceeded $3.3 billion. All currently marketed treatments for MS are injectables but competitors are developing other treatments, including oral product candidates. Competitors include Biogen, Elan, Schering AG, Serono SA, Teva Pharmaceuticals, Sanofi-Aventis, Active Biotech and Novartis.

Employees

As of December 31, 2004, we had 93 full-time employees, including 35 Ph.D.s and M.D.s. In addition, we have contracted with consultants that we estimate are the equivalent of approximately 5 additional full-time employees, the majority of whom are engaged in clinical development activities, and 5 temporary employees that we estimate are the equivalent of 1.5 full-time employees. We believe our relations with our employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Our website address is www.renovis.com.

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

Our future success is dependent upon, among other factors, our ability to develop working products and our ability to successfully complete clinical trials. All of our potential products currently are in research, preclinical development or clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. All of our products will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any of our research and development and clinical trial efforts will result in viable new products. In July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate we were developing for the treatment of acute post-operative pain. In March 2005, we announced our decision to discontinue efforts to develop REN-1654 for the treatment of post-herpetic neuralgia (PHN). Any failure or substantial delay in completing clinical trials for our product candidates, including Cerovive® (NXY-059), REN-1654 and REN-850 may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products or potential products of our current and future strategic partners and licensees, we and our strategic partners or licensees must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The success of this preclinical and clinical testing is critical to achieving our product development goals. If our product development efforts are unsuccessful, we will not obtain regulatory approval for them, we will not generate sales from them, and our business and results of operations would be adversely affected.

Clinical trials are expensive, time-consuming and typically take years to complete. In connection with clinical trials, we face the risks that:

•	a product candidate may not prove to be efficacious;

•	we may discover that a product candidate may cause harmful side effects;

•	patients may die or suffer other adverse medical effects for reasons that may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and our success may not be indicative of results in a large number of patients or long-term efficacy. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. The results from the Phase II clinical trials for Cerovive® (NXY-059) may not be predictive of results obtained in the Phase III clinical trials and the results from the Phase I and IIa clinical trials for REN-1654 may not be predictive of results obtained in the Phase IIb clinical trials. The results from the preclinical studies with REN-850 may not be predictive of results obtained in clinical trials with the drug candidate. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

Failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays or rejections if we, our strategic partners or licensees are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely effected by negative results from completed trials. At various times, Cerovive® (NXY-059) and REN-1654 have each been involved in multiple clinical trials that were enrolling patients simultaneously. In March 2005 we announced our decision to discontinue development of REN-1654 for PHN because our Phase II trial in PHN patients did not reach statistical significance in its primary endpoint. This announcement could adversely effect enrollment of patients in our ongoing Phase II clinical trial with REN-1654 in sciatica patients. We have previously experienced delays in enrollment of the Phase II clinical trials with REN-1654. These delays have resulted in increased costs. Any such delays in planned patient enrollment in the future may result in further increased costs and delays, which could harm our ability to develop products.

The independent clinical investigators and contract research organizations that we and our strategic partners or licensees rely upon to conduct clinical trials may not be diligent, careful or timely, and may make mistakes in the conduct of our trials.

We depend on independent clinical investigators and contract research organizations (CROs) to conduct our clinical trials under their agreements with us or, in the case of Cerovive® (NXY-059), with AstraZeneca. We are not employing these investigators, and we cannot control the amount or timing of resources that they devote to our programs. Our contracts with these investigators involve fixed fees. If the costs of performing the clinical trials exceed estimates, these investigators may fail to devote sufficient time and resources to our drug development programs, fail to enroll patients as rapidly as expected, or otherwise fail to perform in a satisfactory manner, regulatory approval and our introductions of new products will be delayed. We contract with CROs for execution of our clinical trials for our product candidates other than Cerovive® (NXY-059). Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors, it could harm our competitive position.

We depend on our licensee, AstraZeneca, for the completion of the Cerovive® (NXY-059) clinical program and for the commercialization of Cerovive® (NXY-059).

Under our exclusive license agreement with AstraZeneca, AstraZeneca is responsible for all aspects of clinical development of Cerovive®. If Cerovive® (NXY-059) receives regulatory approval, AstraZeneca will be responsible for marketing and sales of the commercial product. Because AstraZeneca is responsible for these functions, we have no control over the development schedule or, if Cerovive® (NXY-059) receives regulatory approval, the marketing plan for Cerovive® (NXY-059). If the clinical trials for Cerovive (NXY-059) are not successful, Cerovive® (NXY-059) will not be commercialized. Moreover, if AstraZeneca elects to terminate the clinical program for Cerovive® (NXY-059), the rights to develop and market Cerovive® (NXY-059) will revert to us. If these rights revert to us, we will have to fund the clinical programs for Cerovive® (NXY-059) on our own, seek a strategic partner or licensee for clinical development or abandon Cerovive® (NXY-059).

Our reliance on AstraZeneca poses a number of risks, including the following:

•	AstraZeneca has discretion to elect whether to pursue the development of Cerovive® (NXY-059) or to abandon the clinical program at any time;

•	we cannot control whether AstraZeneca will devote sufficient resources to the clinical program and, if Cerovive® (NXY-059) is approved by the FDA or other regulatory agencies, the marketing plan for the commercial drug product;

•	although we have no history of royalty payment disputes, even if Cerovive® (NXY-059) is approved and commercialized, disputes may arise in the future with respect to the calculation of royalty payments based on net sales related to Cerovive® (NXY-059); and

•	if AstraZeneca perceives that the market opportunity for Cerovive® (NXY-059) or its profit margin from the sale of Cerovive® (NXY-059) is too small to justify commercialization, the interests and motivations of AstraZeneca may not be, or may not remain, aligned with ours.

If any of these risks materialize, it could delay the development schedule for Cerovive® (NXY-059) and impair its commercialization.

If we or our strategic partners or licensees fail to obtain U.S. regulatory approvals for product candidates under development, including our lead product candidate, Cerovive® (NXY-059), REN-1654, and REN-850 we will not be able to generate revenue in the U.S. market from the commercialization of product candidates.

We must receive FDA approval for each of our product candidates before we can commercialize or sell that product candidate in the United States, and AstraZeneca, our licensee for Cerovive® (NXY-059), must receive regulatory approval for Cerovive® (NXY-059) and commercialize or sell Cerovive® (NXY-059) before we will receive royalties. The FDA can limit or deny their approval for many reasons, including:

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

REN-1654 and REN-850 are intended to compete directly with existing drugs. Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than these existing drugs. Even if approved and commercialized, Cerovive® (NXY-059) may fail to achieve market acceptance with hospitals, physicians or patients. Similarly, hospitals, physicians or patients may continue to use existing drugs in preference to REN-1654 and REN-850. If our products do not receive market acceptance for any reason, our revenue potential could be diminished which would materially adversely affect our business, financial condition and results of operations.

Further, our competitors may develop new products that could be more effective or less costly, or that may seem more cost-effective, than our products. For example, although we believe that Cerovive® (NXY-059) would not face direct competition from products currently available to stroke victims, a number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with Cerovive® (NXY-059). Competitors developing such products include Yamanouchi Pharmaceutical Co. Ltd., Ono Pharmaceutical Co., Ltd., Merck & Company, IVAX Pharmaceuticals, Inc., Vertex Pharmaceuticals Incorporated and D-Pharm Ltd. If REN-1654 is approved and commercialized, it will face significant competition from currently marketed products commonly used to treat neuropathic pain and sciatica. The primary competition in the market for neuropathic pain is gabapentin, which is marketed by Pfizer under the brand name “Neurontin” and in generic form by other large pharmaceutical companies. Competitors working on new treatments for neuropathic pain include NeurogesX, Inc., Novartis AG, CeNeS Pharmaceuticals plc, Xenoport, Inc. and AstraZeneca. In addition to competition from medications used for the treatment of neuropathic pain, REN-1654 would face additional competition from other medications commonly used for the treatment of sciatica. Examples include over-the-counter analgesics, such as acetaminophen and non-steroidal anti-inflammatory drugs, such as aspirin, ibuprofen or naproxen as well as prescription anti-inflammatory drugs, such as muscle relaxants, opioids, and corticosteroid injections.

If REN-850 is approved and commercialized, it will face significant competition from currently marketed products for the treatment of multiple sclerosis (MS) including the beta interferons, Avonex marketed by Biogen Idec, Betaseron marketed by Schering AG, and Rebif marketed by Serono SA with Pfizer; the non-interferon, immunomodulator Copaxone marketed by Teva Pharmaceuticals Industries, Ltd.; and the recently approved Tysabri marketed by Biogen Idec and Elan Corporation. The newest product Tysabri, a monoclonal antibody that is administered intravenously once-a-month, received accelerated approval from the FDA in November 2004 because it has been shown to have a significant impact on disability, disease progression and rate of clinical relapses. In use as a combination therapy with Avonex, Tysabri significantly reduced the frequency of relapses. As noted above, Tysabri was withdrawn from the market in February 2005 due to safety concerns. If it is reintroduced at a future date, it could offer significant competition to REN-850. In addition to existing drugs, REN-850 could also face competition new treatments under development for MS including combination therapies and new oral product candidates. Competitors pursuing new product candidates for MS include Biogen Idec, Elan Pharmaceuticals, Schering AG, Serono SA, Teva Pharmaceuticals, Sanofi-Aventis, Active Biotech and Novartis.

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

If we receive regulatory approval to commence commercial sales of any of our product candidates other than Cerovive® (NXY-059), we will have to establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales or marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

Since our inception, we have incurred significant net losses, including net losses of $39.9 million and $41.9 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, our cumulative net loss was $122.0 million. We have not yet completed the development, including obtaining regulatory approvals, of any of our product candidates and, consequently, have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue the development and prepare for commercialization of REN-1654 and REN-850;

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

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

We believe that existing cash reserves will fund our planned activities through at least the next 24 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the year ended December 31, 2004, our net cash used in operating activities was $25.2 million and we had capital expenditures of $2.2 million for the same period. Our future capital requirements depend on many factors, including:

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

The owners or licensees of these and other patents may file one or more infringement actions against us. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products, including Cerovive® (NXY-059), REN-1654 and REN-850 that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to discontinue development of a product candidate, such as Cerovive® (NXY-059), REN-1654 and REN-850, or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

If we are unable to complete our assessment as to the adequacy of our internal control over financial reporting within the required time periods as required by Section 404 of the Sarbanes-Oxley Act of 2002, or in the course of such assessments identify and report material weaknesses in our controls, our investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in our December 31, 2005 Form 10-K. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements if our independent registered public accounting firm are not satisfied with our internal controls over financial reporting or the level at which these control are documented, designed, operated or reviewed, or if our independent auditors interpret the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified or has a scope limitation. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however there is a significant risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances should be interpreted in the context of an assessment of internal controls over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or could limit our ability to obtain additional financing.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

Prior to our initial public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	the results from our clinical trial programs, including the Phase III clinical trials for Cerovive® (NXY-059);

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	comments by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	rumors relating to us or our competitors;

•	additions or departures of key personnel;

•	third party reimbursement policies; and

•	developments concerning current or future strategic alliances.

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

As of December 31, 2004 our directors and executive officers and their affiliates collectively control approximately 33% of our outstanding common stock. These stockholders, if they act together, can influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Provisions of Delaware law or our charter documents and stockholder rights plan could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

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

In addition, in March 2005, we adopted a stockholder rights plan. Although the rights plan will not prevent a takeover, it is intended to encourage anyone seeking to acquire our company to negotiate with our board prior to attempting a takeover by potentially significantly diluting an acquirer’s ownership interest in our outstanding capital stock. The existence of the rights plan may also discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

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

Item 2. Properties

On September 1, 2003, we commenced a lease on 60,235 square feet of office and laboratory space in South San Francisco, California. The space rented under this lease will increase to 70,235 total square feet on May 1, 2006. The lease expires on August 31, 2009, although we have an option to extend the lease until August 31, 2012. We also lease 15,500 square feet of office and laboratory space at another location in South San Francisco. This lease expires on September 30, 2005. On October 31, 2003, we entered into a sublease for our former office and laboratory space in South San Francisco. We believe that our current facility is adequate for our needs.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq National Market since February 5, 2004 under the symbol RNVS. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low intraday prices by quarter as reported by the NASDAQ National Market:

	High	Low
Fiscal Year Ended December 31, 2004:
First Quarter	$17.57	$9.95
Second Quarter	$13.76	$6.08
Third Quarter	$9.84	$6.60
Fourth Quarter	$15.66	$8.05

As of March 16, 2005, there were approximately 416 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this Item concerning the Company’s equity compensation plans is discussed in Note 13 to the financial statements contained in Part II Item 8 of this annual report.

Use of Proceeds From Registered Securities

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

The net proceeds have been invested into investment grade securities and money market accounts.

We are using, and intend to continue to use, these proceeds for general corporate purposes, including clinical trials, research and development expenses, general and administrative expenses and manufacturing expenses.

Issuer Purchases of Equity Securities

The following table shows our repurchases of common stock during 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1-31	1,481	$0.81
February 1-29	1,907	1.10
April 1-30	2,222	1.13
June 1-30	2,923	1.35
July 1-31	1,781	1.11
August 1-31	3,310	1.10
October 1-31	17,778	1.13
November 1-30	624	1.10

Total	32,026	$1.10

None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not yet vested upon termination of the purchaser’s employment or services. The repurchase price was at the exercise price paid by the option holder.

Item 6. Selected Financial Data

You should read the following selected financial data together with our financial statements and related notes appearing in Part II Item 8 of this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in Part II Item 7 of this report. The historical results are not necessarily indicative of results of any future periods.

	Year ended December 31,				Period from Inception (January 5, 2000) to December 31, 2000
	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Contract revenue	$2,625	$4,500	$—	$—	$—
Operating expenses:
Research and development	30,733	20,449	10,944	7,536	2,318
General and administrative	8,270	6,637	5,266	3,798	1,790
Amortization of employee stock-based compensation	4,646	1,860	—	—	—
Acquired in-process research and development	—	17,305	8,882	—	—

Loss from operations	(41,024)	(41,751)	(25,092)	(11,334)	(4,108)
Interest (expense) income, net	1,083	(121)	15	(25)	375

Net loss	$(39,941)	$(41,872)	$(25,077)	$(11,359)	$(3,733)

Deemed dividend upon issuance of Series E convertible preferred stock	—	(43,393)	—	—	—

Net loss applicable to common stockholders	$(39,941)	$(85,265)	$(25,077)	$(11,359)	$(3,733)

Basic and diluted net loss per share applicable to common stockholders	$(1.84)	$(87.93)	$(41.94)	$(36.28)	(54.53)

	At December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$86,959	$41,437	$17,415	$30,795	$11,807
Total assets	96,125	52,551	25,866	37,689	14,834
Long-term liabilities	3,039	1,672	2,343	3,013	506
Convertible preferred stock	—	123,266	59,388	46,995	16,400
Total stockholders’ equity (net capital deficiency)	82,776	(78,552)	(39,762)	(14,782)	(3,868)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business – Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2004 and the related notes appearing in Part II Item 8 of this report.

Overview

We are a biopharmaceutical company developing drugs to treat neurological diseases and disorders. We were incorporated in Delaware in January 2000. We currently focus our research and development programs in the areas of neuroprotection, pain and neuroinflammatory diseases. Our most advanced product candidate Cerovive® (NXY-059), is a novel free radical trapping neuroprotectant in development for the treatment of acute ischemic stroke. In May 2003, our exclusive licensee, AstraZeneca, commenced two Phase III clinical trials (SAINT I and II) with Cerovive® (NXY-059) to determine its effect on disability and neurological recovery in acute ischemic stroke patients. In August 2004, AstraZeneca initiated a Phase II trial (CHANT) to assess safety and tolerability of Cerovive® (NXY-059) in patients with acute intracerebral hemorrhage. In December 2004, we announced that patient enrollment in the SAINT I trial, one of the two Phase III trials with Cerovive® (NXY-059), had been completed. We expect to announce top-line results from the SAINT I trial in coordination with AstraZeneca during the second quarter of 2005. Enrollment of patients in the SAINT II and CHANT trials with Cerovive® (NXY-059) is proceeding consistent with AstraZeneca’s announced goal of seeking regulatory approval in 2006. AstraZeneca is responsible for funding and conducting all of the clinical trials with Cerovive® (NXY-059).

In addition to Cerovive® (NXY-059), we are independently conducting clinical trials with two other product candidates. REN-1654, an oral drug candidate for neuropathic pain, is currently in a Phase II clinical trial for sciatica that we began in 2004 and REN-850, an oral drug candidate for multiple sclerosis, is currently in a Phase Ia clinical trial that we commenced in February 2005. In July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate that we were developing for the treatment of acute post-operative pain. In March 2005, we announced our decision to discontinue development of REN-1654 in post-herpetic neuralgia (PHN). In addition to our clinical programs, we are conducting preclinical research and development activities in the areas of neuroprotection and pain to identify future product candidates for clinical development. Previously, we were also conducting research in the area of neuroinflammation which led to the advancement of REN-850 into clinical development. As of December 31, 2004, we had an accumulated deficit of $122.0 million.

We expect to incur substantial and increasing losses for the next several years as we:

•	continue the development and prepare for commercialization of REN-1654 and REN-850;

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

In addition, we may acquire or in-license technology and products and may also acquire or invest in businesses that are complementary to our own.

We have a limited history of operations. Since our inception we have generated all of our revenues from agreements with corporate partners. During 2003, we recorded $4.5 million in contract revenue related to milestone payments that we received from AstraZeneca following their receipt of regulatory approval to commence Phase III trials for Cerovive® (NXY-059). Upon achievement of certain future milestones involving the filing and approval of marketing applications in the U.S. and E.U. or Japan, AstraZeneca is obligated to make additional payments to us totaling up to $7.5 million. Upon commercialization of Cerovive® (NXY-059), we are entitled to receive mid-teen percentage royalties on worldwide net sales from AstraZeneca.

On December 31, 2003 we entered into a collaborative research, development and license agreement with Genentech under which we received an upfront payment of $5.25 million. We have deferred the upfront payment and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. Accordingly, we recognized $2.6 million related to this agreement during the year ended December 31, 2004. We expect to recognize the remaining deferred revenue, $2.6 million, as contract revenue during 2005. The agreement with Genentech also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. We have had no other income since inception other than interest income from short-term investments.

In contrast to Cerovive® (NXY-059),which is licensed to AstraZeneca, we hold worldwide rights to commercialize REN-1654 and REN-850. If either or both of these product candidates receives regulatory approval we may choose to market and sell the product candidate ourselves or with a partner in exchange for upfront fees, milestones and royalties on future sales, if any. We currently contract with outside firms to manufacture REN-1654 and REN-850 and have no plans to establish internal manufacturing capability.

As of December 31, 2004, we had approximately $87.0 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for at least another 24 months. However, changes to our current operating plan may require us to consume our capital resources significantly sooner than we expect.

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

Revenues

To date, all of our revenue has been earned under agreements with AstraZeneca and Genentech. We do not expect to generate revenue from product sales or royalties until at least 2007, if at all. We seek to generate revenue from a combination of product sales, upfront fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized. Revenue derived from collaborative and strategic relationships helps us fund our operations and may increase in the future if we are successful in achieving milestones in our existing collaborations, licensing our technology and establishing new collaborations or strategic relationships. If we are unsuccessful in these goals, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Our research and development (R&D) expenses consist primarily of costs associated with research, preclinical development and clinical trials involving product opportunities in the areas of neuroprotection, pain and neuroinflammatory diseases. We do not incur research and development costs for Cerovive (NXY-059), which is licensed to AstraZeneca.

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

During the twelve months ended December 31, 2004 and 2003, we incurred research and development expenses of $30.7 million and $20.4 million, respectively. The total R&D costs related to individual research activities are as follows (in millions):

	Year ended December 31,
	2004	2003
Clinical development activities	$10.3	$5.5
Preclinical R&D programs	20.4	14.9

	$30.7	$20.4

Our clinical development efforts during 2004 were focused exclusively on initiating and conducting multiple Phase II clinical trials with REN-1654 and REN-213. As described above, we discontinued clinical development activities involving REN-213 during 2004. In March 2005, we announced our decision to discontinue development of REN-1654 in PHN while continuing a Phase II clinical trial in sciatica. Our preclinical R&D activities during 2004 included toxicology and efficacy studies of various development candidates in preclinical models of pain and neuroinflammatory disease as well as formulation and manufacturing of drug supply for these studies. The preclinical R&D amount of $20.4 million was expended primarily on employee costs, supplies and materials and infrastructure related to neurobiology, chemistry, cell biology and related functions associated with our earlier stage research in the areas of neuroprotection, pain and neuroinflammatory diseases.

Our preclinical and clinical development expenses during 2003 were primarily related to activities required to advance REN-1654 and REN-213 to IND filings with the FDA and into clinical trials that commenced in the second half of 2003 and the first quarter of 2004, respectively. The preclinical R&D amount of $14.9 million was expended primarily on employee costs, supplies and materials and infrastructure related to neurobiology, chemistry and related functions associated with our earlier stage research in the areas of neuroprotection, pain and neuroinflammatory diseases.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We anticipate incurring increases in general and administrative expenses, such as increased costs for compliance with certain sections of the Sarbanes-Oxley Act of 2002, insurance and investor relations associated with operating as a publicly-traded company. These increases will also likely include the hiring of additional personnel.

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

Revenue Recognition

Revenue under our collaborative agreements is recognized based on the performance requirements of the agreement. Amounts received under such arrangements consist of upfront license fees and include periodic milestone payments upon the achievement of certain events. Upfront payments which are subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition. Payments received related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement.

Stock Compensation

We account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and changes to the assumptions used in the Black-Scholes model may materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options. We are currently evaluating our option valuation methodologies and assumptions in light of SFAS No. 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their values beginning July 1, 2005.

Acquired In-Process Research and Development

Acquired in-process research and development relates primarily to purchased in-licensed technology, intellectual property and know-how. We evaluate the stage of development of acquired projects, taking into account the level of effort, time and estimated cost associated with further developing the in-process technology and producing a commercial product. The nature of the remaining efforts for completion of acquired in-process research and development projects generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist with timely completion of development projects, including clinical trial results, manufacturing process development results, and ongoing feedback from regulatory authorities, including obtaining marketing approval. In addition, acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment or the introduction of new competitive products. As a result of the uncertainties noted above, we expense such acquired in-process research and development projects when incurred.

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

Results of Operations

Comparison of the Twelve Months Ended December 31, 2004, 2003 and 2002

Revenue.    Revenue for the year ended December 31, 2004 was $2.6 million compared with $4.5 million for the twelve months ended December 31, 2003. We had no revenue for the twelve months ended December 31, 2002. The 2004 revenue resulted from a collaboration agreement which we entered into with Genentech at the end of 2003. Under this agreement with Genentech we received an upfront payment of $5.25 million that we are recognizing as contract revenue on a straight-line basis over the two-year estimated research period of the agreement. The 2003 revenue represented $4.5 million in milestone payments we earned from AstraZeneca upon commencement of the Phase III clinical trials with Cerovive® (NXY-059).

Research and Development Expenses

Total research and development expenses and dollar and percentage change as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2004	2003	2002
Total R&D expense	$30,733	$20,449	$10,944
Dollar increase	$10,284	$9,505
Percentage increase	50%	87%

The increase in R&D expense in 2004 over 2003 was primarily due to increased product development activities. We advanced REN-1654 and REN-213 into phase II clinical trials during the second half of 2003 and the first quarter of 2004, respectively, and conducted multiple Phase II clinical trials with both product candidates during most of 2004. Also in 2004, we conducted preclinical studies with REN-850 to support filing an IND and advancing the drug candidate into a Phase I clinical trial that commenced in the first quarter of 2005. In addition, we made new investments in expanding our research programs in the areas of neuroprotection and pain during 2004. Specific increases included the following:

•	External clinical trial costs increased by $3.9 million as a direct result of multiple clinical trials with REN-1654 and REN-213 that were ongoing during most of 2004;

•	Employee costs increased by $2.9 million as we added R&D personnel to expand our capabilities in assay development, chemistry, pharmacology, and clinical development. These new employees were integral to progress in our research programs in the areas of neuroprotection, pain and neuroinflammation as well as conduct of the clinical trials with REN 1654 and REN-213. Employee costs also increased due to annual merit pay increases and rising employee benefit costs;

•	Outside service costs increased by $2.3 million as we utilized third parties to assist with preclinical development of REN-850 and the conduct of clinical trials with REN-1654 and REN-213;

•	License fees increased by $0.7 million in connection with the licensing of intellectual property for use in our preclinical development programs, including a one-time fee that we paid to Cutanix Corporation (“Cutanix”) to secure exclusive rights to certain chemical compounds that were previously subject to limited development and commercialization rights held by Cutanix.

•	Laboratory supplies and related material costs increased by $0.4 million as a result of the expansion of our preclinical programs in neuroprotection, pain and neuroinflammatory diseases; and

•	Amortization expense related to the intangible assets acquired in the Centaur acquisition increased by $0.3 million primarily due to additional contingent consideration that was recognized in May 2003 as all earn-out conditions related to the asset acquisition were met. We recorded a portion of the additional contingent consideration as an intangible asset in the second quarter of 2003 which resulted in additional quarterly amortization expense commencing in the second quarter of 2003.

These increases were partially offset by a decrease in manufacturing expense of $0.7 million in 2004. In 2004 our manufacturing effort was limited to production of REN-850 for preclinical studies and Phase I clinical trials that we initiated in February 2005. In 2003 we incurred greater manufacturing expenses as we contracted with outside parties to manufacture drug supplies for our Phase II clinical trials with REN-1654 and REN-213.

The increase in R&D expense in 2003 over 2002 was primarily due to factors related to the expansion of our preclinical development activity in 2003 to advance REN-1654 and REN-213 into clinical trials and the establishment of new research programs in the areas of pain and neuroinflammatory diseases to capitalize on intellectual property purchased from Centaur in December 2002. Specific increases included the following:

•	Employee costs increased by $1.4 million primarily due to the increased number of employees in our preclinical and clinical development operations, merit pay increases and increasing benefit costs;

•	Consulting costs increased $1.3 million primarily due to non-cash compensation related to stock options previously issued to consultants that became vested during the period and for consulting services associated with the advancement of REN-1654 and REN-213 into the clinic;

•	Outside testing and analysis increased by $1.7 million primarily due to the advancement of REN-1654 and REN-213 into the clinic;

•	Manufacturing costs totaled $2.0 million in 2003 compared to $0 in 2002 as we contracted with outside parties to manufacture drug supplies for our clinical trials with REN-1654 and REN-213;

•	Facilities related expenses allocated to R&D increased by $2.6 million in 2003 primarily due to our consolidation of facilities into a larger facility in South San Francisco in 2003 to accommodate our expanding preclinical and clinical development activities; and

•	Amortization expense related to the intangible assets acquired in the Centaur acquisition increased by $0.8 million primarily due to a full year of amortization expense being recognized in 2003 as compared to one month of amortization expense being recognized in 2002. Additionally, during 2003 additional contingent consideration was recognized in May 2003 as all earn-out conditions related to the asset acquisition were met. A portion of this additional contingent consideration was recorded by the Company as an intangible asset which resulted in additional amortization expense of $0.2 million in 2003.

Excluded from research and development expenses for the twelve months ended December 31, 2004 and 2003 was $3.2 million and $1.4 million, respectively, of employee stock-based compensation which is reported under a separate caption (see further discussion below under “Amortization of Employee Stock-based Compensation”). There was no employee stock-based compensation for the twelve months ended December 31, 2002.

The table below summarizes the current status of our drug candidates:

Program	Indication	Clinical Status	Commencement of Current Phase
Cerovive® (NXY-059)	Acute Ischemic Stroke	Phase III	Second quarter 2003
REN-1654	Neuropathic Pain (Sciatica)	Phase II	Third quarter 2003
REN-850	Multiple Sclerosis	Phase I	First quarter 2005

We estimate that typical Phase I clinical trials will take 6 to 12 months to complete, Phase II clinical trials are expected to last approximately 12 to 24 months and Phase III clinical trials are expected to last approximately 24 to 48 months. However, the length of clinical trials varies substantially based upon factors such as the intended use of the clinical product and the ability to enroll appropriate patients. Additionally, clinical trials of our drug candidates may fail to demonstrate safety and clinically significant efficacy which would prevent or significantly delay regulatory approval.

We expect research and development expenses to continue to increase in future periods as we continue to advance existing drug candidates into later stages of clinical trials and move preclinical products into clinical trials. However, we currently do not have estimates of total costs to reach regulatory approval for each drug candidate or in the aggregate as our drug candidates are subject to an uncertain and lengthy regulatory process which may not result in obtaining the necessary regulatory approval.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage change as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2004	2003	2002
Total G&A expense	$8,270	$6,637	$5,266
Dollar increase	$1,633	$1,371
Percentage increase	25%	26%

The increase in G&A expense in 2004 over 2003 is primarily due to investments in protecting intellectual property generated from our preclinical research programs and establishing administrative capabilities and infrastructure appropriate for a public company. Specific increases included the following:

•	Legal expenses increased $0.6 million primarily related to the costs of pursuing patent protection for discoveries made in our research programs;

•	Employee costs increased $0.5 million related to new hires, merit pay increases, and costs associated with certain severance agreements in 2004; and

•	Outside services costs increased $0.4 million due to professional fees for investor relations, market research, and other costs necessary to establish infrastructure appropriate for a public company.

The increase in G&A expense in 2003 over 2002 is primarily due to the following factors:

•	Employee related expenses increased by $0.5 million. The increase is primarily due to newly hired executives and severance costs incurred in 2003.

•	Legal and other professional fees increased by $0.7 million. The increase is primarily due to increased costs to support our business development and research activities. During 2003, we completed a strategic alliance with Genentech and filed for 24 patents as compared to 12 during 2002.

Excluded from general and administrative expenses for the twelve months ended December 31, 2004 and 2003 was $1.4 million and $0.5 million, respectively, of employee stock-based compensation which is reported under a separate caption (see further discussion below under “Amortization of Employee Stock-based Compensation”). There was no employee stock-based compensation for the twelve months ended December 31, 2002.

We expect G&A expenses to increase in the future reflecting increased support activities associated with advancing existing drug candidates into later stages of clinical trials and advancing preclinical products into clinical trials and expenses associated with increased corporate governance regulation principally associated with the Sarbanes-Oxley Act of 2002.

Amortization of Employee Stock-based Compensation.    In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation of $17.3 million representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. We recorded this amount as a component of stockholders’ equity (net capital deficiency) and are amortizing the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of employee stock-based compensation of $4.6 million and $1.9 million for the twelve months ended December 31, 2004 and 2003, respectively. There was no deferred stock compensation or related employee stock-based amortization for the twelve months ended December 31, 2002.

As of December 31, 2004, we had $9.2 million of deferred stock compensation and we anticipate recording the remaining amortization of deferred stock compensation expense of approximately $3.9 million, $3.2 million, and $2.1 million for the years ending December 31, 2005, 2006 and 2007, respectively.

Purchased In-Process Research and Development.

Total purchased in-process research and development expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2004	2003	2002
Total purchased in-process R&D expense	$—	$17,305	$8,882
Dollar (decrease) increase	$(17,305)	$8,423
Percentage (decrease) increase	(100)%	95%

In connection with the acquisition of pharmaceutical assets and intellectual property from Centaur in December 2002, and the related purchase price allocation, we recorded an expense of $8.9 million in the fourth quarter of 2002, representing the write-off of the estimated fair value of acquired in-process research and development that had not reached technological feasibility and had no alternative future use. In the second quarter of 2003 we recorded an additional expense of $17.3 million upon the commencement of Phase III clinical trials for Cerovive® (NXY-059) by AstraZeneca, which triggered a contingent payment of additional shares of our Series D preferred stock to Centaur. The principal technology acquired as part of the Centaur acquisition related to Cerovive® (NXY-059) and REN-1654 that were in the process of being developed. The fair value of each of the in-process research and development projects was based on an income approach that attempts to estimate the future cash flows from the technology based on its successful development, net of tax.

In 2004 there was no purchased in-process R&D expense.

Interest Income.

Total interest income and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2004	2003	2002
Total interest income	$1,445	$371	$573
Dollar increase (decrease)	$1,074	$(202)
Percentage increase (decrease)	289%	(35)%

The increase in 2004 over 2003 in interest income was primarily attributable to higher cash and investment balances due to our initial public offering completed in early February 2004. The decrease in 2003 as compared to 2002 was due to lower average cash and investment balances and lower prevailing interest rates during 2003 when compared to 2002.

Interest Expense.

Total interest expense and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2004	2003	2002
Total interest expense	$(362)	$(492)	$(558)
Dollar decrease	$(130)	$(66)
Percentage decrease	(26)%	(12)%

The decrease in interest expense for 2004 was primarily due to the lower aggregate interest rates on our debt balances (related to the purchase of equipment and leasehold improvements). The decrease in interest expense for 2003 was primarily due to our lower average debt balances during the 2003 period compared to the 2002 period.

2005 Financial Guidance

We expect our operating expenses to increase as we continue to advance existing drug candidates into later stages of clinical trials and move preclinical products into clinical trials.

For the year ending December 31, 2005, the Company presently anticipates:

•	Total contract revenue from existing agreements of approximately $2.6 million; and

•	Total operating expenses of $45 million to $50 million. This guidance does not include the impact of SFAS No. 123R, Share-Based Payment, which the Company is required to adopt in the third quarter of 2005 (see “Recent Accounting Pronouncements”).

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of December 31, 2004, we had received approximately $168.9 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In addition, as of December 31, 2004, we had financed through loans the purchase of equipment and leasehold improvements totaling approximately $10.1 million, of which $3.6 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 11.66% and are due in monthly installments through December 2008.

As of December 31, 2004, we had $87.0 million in cash, cash equivalents and short-term investments as compared to $41.4 million as of December 31, 2003, an increase of $45.6 million. This increase resulted primarily from the net proceeds of $71.4 million from our initial public offering and concurrent private placement with Genentech, partially offset by cash used in operating activities and principal payments on notes. Net cash used in operating activities amounted to $25.2 million for the twelve months ended December 31, 2004, primarily reflecting the net loss occurring for this period of $39.9 million, partially offset by non-cash charges for depreciation and amortization of $2.9 million, amortization of deferred stock compensation of $4.6 million and other non cash charges related to equity issuance of $1.4 million. Net cash used in investing activities (excluding net proceeds from purchases, sales and maturities of short-term investments) for the twelve months ended December 31, 2004 amounted to $44.2 million. Net cash provided by financing activities amounted to $73.3 million for the twelve months ended December 31, 2004, primarily reflecting the net proceeds received from our initial public offering and proceeds from additional credit facilities, offset by principal payments on credit facilities.

As of December 31, 2003, we had $41.4 million in cash, cash equivalents and short-term investments as compared to $17.4 million as of December 31, 2002, an increase of $24.0 million. This increase resulted primarily from the net proceeds of $44.7 million from the sale of Series E preferred stock, partially offset by our operating loss and principal payments on notes. Net cash used in operating activities amounted to $17.7 million for the twelve months ended December 31, 2003, primarily reflecting the net loss occurring for this period of $41.9 million, partially offset by non-cash charges for depreciation and amortization of $2.6 million, write-off of acquired in-process research and development purchased with preferred stock ($17.3 million), impairment of leasehold improvements ($1.0 million) and amortization of deferred stock compensation of $1.9 million. Net cash used in investing activities (excluding net proceeds from purchases, sales and maturities of short-term investments) for the twelve months ended December 31, 2003 amounted to $29.1 million. Net cash provided by financing activities amounted to $43.8 million for the twelve months ended December 31, 2003, primarily reflecting the net proceeds received from the sale of Series E preferred stock and proceeds from additional credit facilities, offset by principal payments on credit facilities.

The following summarizes our long-term contractual obligations as of December 31, 2004:

	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$8,988	$1,794	$1,800	$1,952	$2,037	$1,405	$—
Equipment financing	$3,568	$1,431	968	905	264	—	—

Total	$12,556	$3,225	$2,768	$2,857	$2,301	$1,405	$—

We have entered into a variety of license agreements relating to our research and development efforts, most of which relate to product candidates in the early stage of preclinical development. We have a cancelable license agreement relating to our product candidate in clinical trials, Cerovive® (NXY-059). Under this agreement, we could be required to pay $25,000 annually in minimum royalty payments through NDA approval and $100,000 annually in minimum royalty payments after NDA approval. Additionally, low-single digit royalties are payable on net product sales.

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

Based upon our current operating plan we believe that our cash and cash equivalents as of December 31, 2004 will be sufficient to meet our projected operating requirements for at least the next 24 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources. We may be required to seek additional sources of funding to complete development and commercialization of our products. If we need to raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders; and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No.123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123R on July 1, 2005, the beginning of our third quarter.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS No. 123R using the modified-prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation model we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R related to employee stock options. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to our financial statements.

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

Item 8. Financial Statements and Supplementary Data

RENOVIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Renovis, Inc.

We have audited the accompanying balance sheets of Renovis, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovis, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Palo Alto, California

February 11, 2005

RENOVIS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,580	$1,752
Short-term investments	81,379	39,685
Restricted cash, current portion	673	—
Prepaids and other current assets	1,158	2,314

Total current assets	88,790	43,751

Property and equipment, net	6,022	5,619
Intangible assets, net	1,052	2,199
Other assets	261	271
Restricted cash, noncurrent portion	—	711

	$96,125	$52,551

Liabilities and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$1,701	$685
Accrued compensation	1,418	729
License fees payable, current portion	25	414
Loan payable, current portion (net of deferred charges of $10 and $62 in 2004 and 2003)	1,420	1,577
Deferred revenue	2,625	—
Other accrued liabilities	3,121	2,760

Total current liabilities	10,310	6,165

Loan payable, noncurrent portion (net of deferred charges of $0 and $15 in 2004 and 2003)	2,138	684
Other long-term liabilities	901	988

Commitments

Convertible preferred stock, $0.001 par value; 0 and 69,282,358 shares authorized at December 31, 2004 and December 31, 2003, respectively; issuable in series; 0 and 15,344,817 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively; aggregate liquidation preference of $0 and $130,062 at December 31, 2004 and December 31, 2003, respectively.	—	123,266

Stockholders’ equity (net capital deficiency):
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 87,000,000 shares authorized at December 31, 2004 and December 31, 2003, respectively; 24,466,314 and 1,348,128 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively.	24	1
Additional paid-in capital	214,283	18,982
Notes receivable from stockholders	—	(43)
Deferred stock compensation	(9,163)	(15,451)
Accumulated other comprehensive loss	(386)	—
Accumulated deficit	(121,982)	(82,041)

Total stockholders’ equity (net capital deficiency)	82,776	(78,552)

	$96,125	$52,551

See accompanying notes.

RENOVIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,
	2004	2003	2002
Contract revenues	$2,625	$4,500	$—

Operating expenses:
Research and development	30,733	20,449	10,944
General and administrative	8,270	6,637	5,266
Amortization of employee stock-based compensation	4,646	1,860	—
Acquired in-process research and development	—	17,305	8,882

Total operating expenses	43,649	46,251	25,092

Loss from operations	(41,024)	(41,751)	(25,092)
Interest income	1,445	371	573
Interest expense	(362)	(492)	(558)

Net loss	(39,941)	(41,872)	(25,077)
Deemed dividend upon issuance of Series E convertible preferred stock	—	(43,393)	—

Net loss applicable to common stockholders	$(39,941)	$(85,265)	$(25,077)

Basic and diluted net loss per share applicable to common stockholders	$(1.84)	$(87.93)	$(41.94)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	21,670,435	969,692	597,954

See accompanying notes.

RENOVIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount
Balance at December 31, 2001	1,070,320	1	354	(45)	—	—	(15,092)	(14,782)
Issuance of common stock for services	38,499	—	43	—	—	—	—	43
Repurchase of shares for cash	(36,040)	—	(24)	—	—	—	—	(24)
Repayment of promissory note from stockholder	—	—	—	1	—	—	—	1
Issuance of common stock upon exercise of options	29,983	—	31	—	—	—	—	31
Unvested common stock	(10,601)	—	(11)	—	—	—	—	(11)
Fair market value of stock options granted to consultants for services rendered	—	—	54	—	—	—	—	54
Issuance of common stock to consultants for services	2,777	—	3	—	—	—	—	3
Net and comprehensive loss	—	—	—	—	—	—	(25,077)	(25,077)

Balance at December 31, 2002	1,094,938	$1	$450	$(44)	$—	—	$(40,169)	$(39,762)
Issuance of common stock upon exercise of options	667,176	1	842	—	—	—	—	843
Unvested common stock	(382,220)	(1)	(531)	—	—	—	—	(532)
Repurchase of shares for cash	(31,766)	—	(23)	—	—	—	—	(23)
Repayment of promissory note from stockholder	—	—	—	1	—	—	—	1
Beneficial conversion feature associated with the issuance of Series E convertible preferred stock	—	—	43,393	—	—	—	—	43,393
Deemed dividend to preferred stockholders	—	—	(43,393)	—	—	—	—	(43,393)
Deferred stock compensation	—	—	17,311	—	(17,311)	—	—	—
Fair market value of stock options granted to consultants for services rendered	—	—	933	—	—	—	—	933
Amortization of deferred stock compensation	—		—		1,860	—	—	1,860
Net and comprehensive loss	—	—	—	—	—	—	(41,872)	(41,872)

Balance at December 31, 2003	1,348,128	$1	$18,982	$(43)	$(15,451)		$(82,041)	$(78,552)
Issuance of common stock upon IPO, net of issuance costs	6,325,000	7	68,338	—	—	—	—	68,345
Issuance of common stock to an investor	250,000	—	3,000	—	—	—	—	3,000
Conversion of preferred stock to common stock upon IPO	16,208,583	16	123,250	—	—	—	—	123,266
Issuance of common stock under employee stock plans	133,245	—	771	—	—	—	—	771
Unvested common stock	233,384	—	312	—	—	—	—	312
Repurchase of shares for cash	(32,026)	—	(37)	—	—	—	—	(37)
Repayment and forgiveness of promissory notes from stockholders	—	—	—	43	—	—	—	43
Fair market value of stock options granted to consultants and others for services	—	—	1,450	—	(141)	—	—	1,309
Amortization of deferred stock compensation, net of cancellations	—	—	(1,783)	—	6,429	—	—	4,646
Comprehensive loss—unrealized losses on investments in securities	—	—	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	—	—	(39,941)	(39,941)

Comprehensive loss	—	—	—	—	—	—	—	(40,327)

Balance at December 31, 2004	24,466,314	$24	$214,283	$—	$(9,163)	$(386)	$(121,982)	$82,776

See accompanying notes.

RENOVIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(39,941)	$(41,872)	$(25,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,903	2,558	1,422
Amortization of deferred stock compensation	4,646	1,860	—
Impairment loss on long-lived assets	—	964	—
Loss on disposal of fixed assets	—	8	56
Acquired in-process research and development	—	17,305	8,882
Noncash interest and issuances of equity	1,449	1,058	216
Change in assets and liabilities:
Prepaids and other current assets	483	(1,980)	(166)
Other assets	721	(169)	39
Accounts payable	1,016	174	(63)
Accrued compensation	689	275	293
License fees payable	(389)	(589)	406
Deferred revenue	2,625	—	—
Other accrued liabilities	586	2,749	199

Net cash used in operating activities	(25,212)	(17,659)	(13,793)

Cash flows from investing activities
Capital expenditures	(2,159)	(2,015)	(2,005)
Proceeds from disposal of fixed assets	—	5	141
Purchases of short-term investments	(220,330)	(82,589)	(46,065)
Sales of short-term investments	116,750	38,800	30,600
Maturities of short-term investments	61,500	16,850	2,719
Cash paid relating to asset acquisition	—	(138)	(1,925)

Net cash used in investing activities	(44,239)	(29,087)	(16,535)

Cash flows from financing activities
Principal payments on loan payable	(2,159)	(2,061)	(1,758)
Proceeds from loan payable	3,316	391	1,642
Proceeds from issuance of common stock, net of repurchases	72,079	819	6
Proceeds from repayment of stockholder notes	43	1	1
Cash paid to stockholders for notes receivable	—	—	—
Proceeds from issuance of convertible preferred stock	—	44,679	4,311

Net cash provided by financing activities	73,279	43,829	4,202

Net increase (decrease) in cash and cash equivalents	3,828	(2,917)	(26,126)
Cash and cash equivalents at beginning of period	1,752	4,669	30,795

Cash and cash equivalents at end of period	$5,580	$1,752	$4,669

See accompanying notes

RENOVIS, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Years ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information
Interest paid	$293	$401	$443
Supplemental schedule of noncash financing activities

Deferred stock compensation	$371	$17,311	$—

Deemed dividend to preferred stockholders	$—	$43,393	$—

Warrants issued in connection with equipment loans	$—	$—	$82

See accompanying notes

RENOVIS, INC.

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

Business Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment: the development of drugs to treat neurological diseases and disorders.

Reverse Stock Split

In January 2004, the Board of Directors approved a 1-for-4.5 reverse stock split of its convertible preferred stock and common stock. The split was effective shortly before the completion of our initial public offering on February 10, 2004. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented. An amended and restated certificate of incorporation was filed immediately prior to the closing of the initial public offering effecting the 1-for-4.5 reverse stock split and setting the authorized common stock and authorized preferred stock to 100,000,000 and 5,000,000 shares, respectively. All common share, preferred share and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Revenue Recognition

Revenue under collaborative agreements is recognized based on the performance requirements of the agreement. Amounts received under such arrangements consist of upfront license fees and include periodic milestone payments upon the achievement of certain events. Upfront payments which are subject to future performance requirements are recorded as deferred revenue and are amortized over the performance period. The

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition. Payments received related to substantive, at-risk milestones are recognized upon achievement of the scientific or regulatory event specified in the underlying agreement.

Research and Development

Research and development costs, which include related salaries, contractor fees, administrative expenses, and allocations of administrative overhead costs, are charged to expense as incurred. License and milestone obligations due prior to regulatory approval to market a product are also charged to research and development expense.

In-Process Research and Development

In December 2002, the Company acquired pharmaceutical assets and intellectual property from Centaur Pharmaceuticals, Inc. As the acquired in-process research and development had not reached technological feasibility and had no alternative future uses, in connection with this asset acquisition and the related purchase price allocation, the Company expensed as in-process research and development $0, $17,305,000 and $8,882,000 in 2004, 2003 and 2002, respectively.

Cash, Cash Equivalents, and Short-Term Investments and Restricted Cash

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

The Company paid a deposit of $673,000 in connection with one of its operating leases in 2000, which is included in restricted cash, current at December 31, 2004 and restricted cash, noncurrent on the balance sheet at December 31, 2003.

Concentration of Credit Risk

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company has established guidelines for investment of its excess cash that it believes maintain safety and liquidity through diversification of counterparties and maturities.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, and loans payable. The carrying values of the Company’s financial instruments approximate fair value.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Currently, there is no provision for income taxes as the Company has incurred operating losses to date and a valuation allowance has been provided on the net deferred tax assets.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

The option valuation models used to value the options under SFAS No. 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The resulting effect

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Year ended December 31,
	2004	2003	2002
Dividend yield	0	0	0
Risk-free interest rate	3.3%	2.9%	3.5%
Volatility	0.8	0.8	0.8
Expected life	5 years	5 years	5 years

During the period from January 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. No employee stock compensation expense is reflected in the Company’s reported net loss in any period prior to December 31, 2002 as all options granted had an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During the twelve months ended December 31, 2003, the Company recorded deferred compensation in the amount of $17,311,000 in accordance with APB Opinion No.25, and which is being amortized on a straight-line basis over the related performance periods of the options. Deferred compensation was $9,163,000 and $15,451,000 at December 31, 2004 and 2003, respectively. The Company recorded amortization of employee stock-based compensation of $4,646,000 and $1,860,000 during the twelve months ended December 31, 2004 and 2003, respectively.

The expected future amortization for deferred compensation as of December 31, 2004 is as follows (in thousands).

2005	$3,913
2006	3,235
2007	2,015

$9,163

For purposes of disclosures pursuant to SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, for the years ended December 31 (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Net loss applicable to common stockholders, as reported	$(39,941)	$(85,265)	$(25,077)

Plus: Employee stock compensation expense based on the intrinsic value method	4,646	1,860	—

Less: Employee stock compensation expense determined under the fair value method for all awards	(5,937)	(2,195)	(117)

Pro forma net loss	$(41,232)	$(85,600)	$(25,194)

Net loss per share:
Basic and diluted, as reported	$(1.84)	$(87.93)	$(41.94)

Basic and diluted, pro forma	$(1.90)	$(88.28)	$(42.13)

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Year ended December 31,
	2004	2003	2002
Dividend yield:	0	0	0
Risk-free interest rate:	4.4%	3.5%	4.0%
Volatility:	0.8	0.8	0.8
Expected life:	10 years	10 years	10 years

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company’s total comprehensive net loss was the same as its net loss for the period from inception (January 5, 2000) through December 31, 2003, and has been disclosed in the statements of stockholders’ equity (net capital deficiency). During the year ended December 31, 2004, the Company included other comprehensive loss of $386,000 representing cumulative unrealized losses on available for sale securities as part of total comprehensive loss. Total comprehensive loss for the years ended December 31, 2004, 2003 and 2002 was $40,327,000, $41,872,000 and $25,077,000 respectively.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123R on July 1, 2005, the beginning of our third quarter.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS No. 123R using the modified-prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation model we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R related to employee stock options. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to our financial statements.

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

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Historical
Numerator:
Net loss applicable to common stockholders	$(39,941)	$(85,265)	$(25,077)

Denominator:
Weighted-average common shares outstanding	22,002,893	1,335,387	1,067,513

Less: Weighted-average unvested common shares subject to repurchase	(332,458)	(365,695)	(469,559)

Denominator for basic and diluted net loss per share	21,670,435	969,692	597,954

Basic and diluted net loss per share applicable to common stockholders	$(1.84)	$(87.93)	$(41.94)

Pro forma (unaudited)
Denominator:
Weighted-average shares for pro forma basic and diluted net loss applicable to common stockholders per share	23,481,249	11,561,881

Unaudited pro forma basic and diluted net loss per share applicable to common stockholders	$(1.70)	$(7.37)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	—	15,344,817	6,068,641
Options to purchase common stock	2,434,859	2,200,389	549,703
Warrants[1]	57,222	51,210	51,210

	2,492,081	17,596,416	6,669,554

[1]	The warrants for 51,210 shares of preferred stock converted into warrants for 57,222 shares of common stock upon conversion of preferred stock to common stock following the closing of the Company’s initial public offering in February 2004.

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

The Company allocated the purchase price in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), related to the purchase of a group of assets. SFAS No. 142 provides that the cost of a group of assets acquired in a transaction other than a

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

business combination shall be allocated to the individual assets acquired based on their relative fair values and shall not give rise to goodwill. The fair value of the Series D convertible preferred stock issued in the transaction including shares subject to earn-out conditions, was $27,200,000.

The purchase price was determined in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142. The initial purchase price recorded in 2002, prior to satisfaction of the earn-out conditions and the additional purchase price recorded in 2003, subsequent to satisfaction of the earn-out conditions, are as follows (in thousands):

	December 31, 2003	December 31, 2002
Calculation of the purchase price:
Issuance of shares of the Company’s Series D convertible preferred stock	$19,200	$8,000
Cash paid as consideration	—	1,250
Acquisition costs	138	675

Total purchase price	$19,338	$9,925

In accordance with the provisions of SFAS No. 141 and No. 142, all identifiable intangible assets including in-process research and development were assigned a portion of the purchase price based on their relative fair values. To this end, an independent valuation of the assets acquired was used to determine the fair value of the identifiable assets and in-process research and development. The Company allocated the total cost of the acquisition in 2003 and 2002 as follows (in thousands):

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

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. License Fees and Commitments

In September 2000, the Company entered into an agreement to license certain patents and technology. Under the terms of this agreement, the Company paid $200,000 upfront for access to the technology and agreed to make four annual maintenance payments of $200,000 each. The Company charged an aggregate amount of $848,000 in the period from inception (January 5, 2000) to December 31, 2000, representing the present value of the payments due pursuant to the agreement discounted using a 9% rate, to research and development expense owing to the early stage of development of the technology; the fact that it had no alternative future use to the Company; and the fact that the Company must make future payments even if the contract is terminated. The Company amortized $11,000, $27,000, $42,000 of the discount related to this agreement to research and development expense during the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, $0 and $200,000 remained payable under the agreement and is included in license fees payable on the balance sheets, net of discounts of $0 and $11,000, respectively.

The Company has entered into a variety of other license agreements relating to its research and development efforts, most of which relate to product candidates in the early stage of preclinical development. The Company has a cancelable license agreement related to Cerovive® (NXY-059). Under this agreement we could be required to pay $25,000 annually in minimum royalty payments through NDA approval and $100,000 annually in minimum royalty payments after NDA approval. Additionally, low-single digit royalties are payable on net product sales. In November 2004, the Company terminated a cancelable license agreement with the Regents of the University of California for technology relating to the REN-213 and REN-214 projects pursuant to the Company’s decision to discontinue efforts to commercialize these products.

5. Collaboration Agreement

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech (Genentech Agreement) under which the Company received an upfront payment of $5,250,000. Additionally, as part of the Genentech Agreement and concurrent with the Company’s initial public offering, Genentech purchased 250,000 shares of common stock for an additional $3,000,000, or $12.00 per share. The Genentech Agreement also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. The Company has deferred the $5,250,000 upfront payment and is recognizing it on a straight-line basis over the two-year estimated research period of the agreement. During the year ended December 31, 2004 the Company recognized $2.6 million in revenue related to this agreement and approximately $2.6 million remains as deferred revenue at December 31, 2004. Contract revenue during the 2003 period resulted from $4.5 million in milestone payments we earned from AstraZeneca upon approval from the FDA to commence Phase III clinical trials with Cerovive® (NXY-059).

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments as of December 31, at fair value, which approximates cost (in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$2,388	$—	$—	$2,388
Money market funds	3,192	—	—	3,192
Municipal securities	15,800	—	—	15,800
Corporate bonds	17,638	—	(86)	17,552
U.S. government securities	48,327	—	(300)	48,027

	$87,345	$—	$(386)	$86,959

Reported as:
Cash and cash equivalents				$5,580
Short-term investments				81,379

				$86,959

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$1,481	$—	$—	$1,481
Money market funds	275	—	—	275
Municipal securities	14,000	—	—	14,000
Corporate bonds	10,852	—	—	10,852
U.S. government securities	14,829	—	—	14,829

	$41,437	$—	$—	$41,437

Reported as:
Cash and cash equivalents				$1,752
Short-term investments				39,685

				$41,437

As of December 31, 2004 we had marketable securities with original maturities of one year or less of $61.7 million, with original maturities greater than one year and less than two years of $3.9 million and with original maturities greater than ten years of $15.8 million. As of December 31, 2003 we had marketable securities with original maturities of one year or less of $27.7 million and with original maturities greater than ten years of $12.0 million. The marketable securities with original maturities greater than ten years have interest reset features approximately every 90 days.

To date, we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The gross realized losses and gains on the sale of available-for-sale securities during the years ended December 31, 2004 and 2003 were not material.

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Computer equipment and software	$3,000	$2,431
Laboratory and office equipment	6,912	6,003
Leasehold improvements	894	213

	10,806	8,647
Less accumulated depreciation	(4,784)	(3,028)

Property and equipment, net	$6,022	$5,619

Depreciation expense was $1,779,000, $1,710,000 and $1,393,000 for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

8. Intangible Assets

The components of the Company’s intangible assets at December 31, 2004 and December 31, 2003 were as follows (in thousands):

	Useful Life	December 31, 2004		Net
		Gross Carrying Amount	Accumulated Amortization
Milestone and royalty agreement	3 years	$2,940	$(1934)	$1,006
Workforce	3 years	135	(89)	46

		$3,075	$(2,023)	$1,052

	Useful Life	December 31, 2003		Net
		Gross Carrying Amount	Accumulated Amortization
Milestone and royalty agreement	3 years	$2,940	$(838)	$2,102
Workforce	3 years	135	(38)	97

		$3,075	$(876)	$2,199

Amortization expense is included in research and development expense in the accompanying statements of operations. Amortization expense for intangible assets was $1,147,000, $847,000 and $29,000 for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

The remaining future amortization expense for intangible assets of $1,052,000 is expected to be fully amortized in 2005.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	As of December 31
	2004	2003
Accrued professional fees	$650	$817
Rent obligation	312	292
Early exercise price payable	232	544
Clinical trials costs	1,427	557
Accrued other	500	550

Other current accrued liabilities	$3,121	$2,760

10. Loan Payable

During 2002 the Company borrowed approximately $0.2 million under credit facilities, payable in monthly installments over a period of 36 months, to finance the purchase of equipment and tenant improvements. Interest rates range from 10.96% to 11.97% on the advances, which are secured by the assets financed.

In April 2002 and July 2002, the Company entered into additional credit facilities that provide up to an aggregate of $2.0 million to finance the purchase of equipment and tenant improvements. Advances made under the credit facilities amounted to approximately $1.8 million at December 31, 2003 and $1.4 million at December 31, 2002, and are payable in monthly installments over a period of 36 months. Interest rates range from 9.12% to 9.75% on the advances, which are secured by the assets financed.

In connection with certain credit facilities, the Company issued warrants to purchase an aggregate of 51,210 shares of preferred stock; subsequently, these shares converted into 57,222 shares of common stock upon the conversion of preferred stock to common stock following the closing of the Company’s initial public offering in February 2004 (see Note 13).

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5 million to finance the purchase of laboratory and computer equipment and certain leasehold improvements. Under this agreement the Company borrowed approximately $3.4 million during the year ended December 31, 2004. Payments are due in monthly installments over a period ranging from 42 to 48 months at interest rates ranging from 8.80% to 9.64% and are secured by the assets financed.

Future principal payments under the equipment loan are as follows (in thousands):

Year ending December 31,
2005	$1,431
2006	968
2007	905
2008	264
2009	—

Total principal payments required	3,568
Less debt discount	(10)
Less current portion	(1420)

Noncurrent portion	$2,138

The carrying amounts of the Company’s equipment loans at December 31, 2004, approximate their fair values, which are estimated using a discounted cash flow analysis based on current incremental borrowing rates.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Operating Leases

The Company leases its laboratory and office facilities under two operating leases arrangements that expire October 2005 and September 2009. The Company has the option to extend the lease at its office and laboratory space in South San Francisco, California until August 31, 2012.

During the fourth quarter of 2003, the Company consolidated all of its operations in the office and laboratory space in South San Francisco. As a result, the Company exited two previously occupied facilities and recorded expenses related to the remaining present value of the obligation for these leases in the fourth quarter of 2003 in the amount of $690,000 and $152,000 as research and development expense and general and administrative expense, respectively. Additionally, the Company recorded an impairment loss of $790,000 and $173,000 related to the leasehold improvements at these facilities as research and development expense and general and administrative expense, respectively.

Rent expense was $1,763,000 for the year ended December 31, 2004 (net of $335,000 sublease income) and $1,737,000 for the year ended December 31, 2003 (net of $19,000 sublease income) and $900,000 for the year ended December 31, 2002.

Future minimum lease payments (net of sublease income of $216,000 for the year ending December 31, 2005) under all noncancelable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31,
2005	$1,794
2006	1,800
2007	1,952
2008	2,037
2009	1,405
and thereafter	—

Total minimum payments required	$8,988

12. Convertible Preferred Stock

On February 10, 2004, the Company completed its initial public offering in which it sold 6,325,000 shares of common stock at $12.00 per share. Upon the closing of the offering, all 15,344,817 shares of the then outstanding preferred stock automatically converted into 16,208,583 shares of common stock.

The authorized, issued, and outstanding shares of convertible preferred stock were as follows as of December 31, 2003 (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference
Series A	666,670	148,145	$600	$600
Series B	8,972,225	1,950,596	15,800	15,800
Series C	13,900,615	3,081,013	34,612	34,662
Series D	13,600,000	3,022,220	27,200	34,000
Series E	32,142,848	7,142,843	44,679	45,000

	69,282,358	15,344,817	$122,891	$130,062

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The preferred stock carrying amount as of December 31, 2003 excludes the effects of the fair value of preferred stock warrants issued in connection with the loan payable in the amount of $376,000 for 2003.

The Company initially recorded the Series A, B, C, D, and E convertible preferred stock at their respective fair values on the dates of issuance, net of applicable issuance costs. In accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Company elected not to adjust the carrying value of the Series A, B, C, D, and E convertible preferred stock to the redemption value of such shares, since it was uncertain whether or when certain redemption events would have occurred. As of December 31, 2003, the redemption value of the Series A, B, C, D, and E convertible preferred stock was $600,000, $15,800,000, $34,662,000, $34,000,000, and $45,000,000, respectively.

In August 2003, the Company issued 7,142,843 shares of Series E convertible preferred stock at $6.30 per share resulting in net cash proceeds of $44,679,000. The Company recorded a deemed dividend of $43,393,000 associated with this issuance to reflect the value of the beneficial conversion feature embedded in the Series E convertible preferred stock. The deemed dividend increased the net loss attributable to common stockholders in the calculation of basic and diluted net loss per common share for the twelve months ended December 31, 2003.

13. Stockholders’ Equity (Net Capital Deficiency)

Common Stock

On February 10, 2004, the Company sold 6,325,000 shares of common stock to the public and realized net proceeds of approximately $68,400,000. Additionally, concurrent with the initial public offering the Company completed a private placement with Genentech for 250,000 shares of common stock for proceeds of $3,000,000. Through December 31, 2003, the Company has issued 555,554 shares of its common stock to founders of the Company under restricted stock purchase agreements. Under the terms of the restricted stock purchase agreements, shares purchased generally vest over a three- to four-year period. Unvested shares are subject to repurchase by the Company at the original issuance price. As of December 31, 2004, there were 10,345 shares subject to repurchase.

2003 Stock Plan

The Company’s 2003 Stock Plan (the 2003 Plan) became effective concurrently with the initial public offering. The Board of Directors authorized and reserved 333,333 shares of the Company’s common stock for stock option grants under the 2003 Plan. The 2003 Plan also included additional shares of common stock that have or will have become available for issuance under the Company’s predecessor stock option plan, the 2003 Equity Incentive Plan. Additionally, on January 15 of each year during the term of the Plan, commencing in 2005, the number of shares reserved for issuance under the Plan will be increased by the least of (i) 3.5% of the Company’s outstanding shares of common stock on that date, (ii) 1,055,555 shares, or (iii) such lesser number determined by our Board of Directors.

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

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The predecessor plans to the 2003 Stock Plan allowed for the early exercise of options before they had vested. Shares issued as a result of early exercise are subject to a repurchase option by the Company upon termination of the purchaser’s employment or services at the exercise price paid by the option holder. The repurchase right lapses over a period of time as determined by the board of directors. The Company may exercise its repurchase options within 90 days of such voluntary or involuntary termination.

As of December 31, 2004 and December 31, 2003, there were a total of 183,468 and 513,396 shares subject to repurchase relating to the early exercise of options at a weighted-average exercise prices of $1.33 and $1.20 per share, respectively.

In accordance with EITF 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (EITF 00-23), stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of the new guidance is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity as the award vests. The shares subject to repurchase are included in the accompanying Statement of Stockholders’ Equity (Net Capital Deficiency) as “unvested common shares.” The Company has appropriately applied the new guidance and has a liability on the balance sheets relating to 159,437 and 392,821 of options exercised that are unvested as of December 31, 2004 and December 31, 2003, respectively, of $232,000 and $544,000.

Inducement Stock Options

In July and August 2004, Renovis granted employment inducement stock options covering a total of 220,760 shares to certain newly hired executives. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350 (i)(1)(A)(iv) and in accordance with Renovis’ standard stock option terms, including a 10-year term and four year vesting, and were granted at exercise prices equal to the fair market value on the date of grant. These options become exercisable at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48th per month such that the options will be fully vested after four years. The 220,760 shares have a weighted average exercise price of $8.07 and were all outstanding as of December 31, 2004. None of these inducement stock options have been exercised, canceled or repurchased.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the stock option plans (excluding Inducement Stock Options):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2001	188,767	220,910	$0.81
Shares authorized	288,888	—	—
Options granted	(383,444)	383,444	$1.12
Options canceled	35,269	(35,269)	$0.99
Shares repurchased	36,040	—	$0.69
Options exercised	—	(19,382)	$0.98

Balance at December 31, 2002	165,520	549,703	$1.01
Shares authorized	1,822,222	—	—
Options granted	(1,979,899)	1,979,899	$2.55
Options canceled	44,257	(44,257)	$1.16
Shares repurchased	31,766	—	$0.73
Options exercised	—	(284,956)	$1.09

Balance at December 31, 2003	83,866	2,200,389	$2.38
Shares authorized	333,333	—	—
Options granted	(541,464)	541,464	$8.60
Options canceled	222,010	(222,010)	$3.12
Shares repurchased	32,026	—	$1.12
Options exercised	—	(305,744)	$1.62

Balance at December 31, 2004	129,771	2,214,099	$3.94

The following tables summarize information about stock options outstanding as of December 31, 2004 (including Inducement Stock Options):

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Vested	Weighted- Average Exercise Price
$0.81-$1.35	1,046,683	8.20	$1.21	330,303	$1.18
$4.50-$4.50	605,155	8.73	$4.50	238,526	$4.50
$5.40-$9.00	554,023	9.48	$7.32	32,697	$5.62
$9.12-$15.47	228,998	9.40	$10.72	9,578	$10.56

$0.81-$15.47	2,434,859	8.74	$4.31	611,104	$2.86

The following table summarizes information about stock options granted to employees during the year ended December 31, 2004 (including Inducement Stock Options):

Exercise Price:	Weighted Average Fair Value	Weighted Average Exercise Price
Equals market price on grant date	$5.79	$8.73
Exceeds market price on grant date	7.85	12.60
Is less than market price on grant date	9.47	5.40

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted during the year ended December 31, 2003 was $10.73 per share. All options granted in 2003 had exercise prices below the deemed fair value of the Company’s common stock at the date of grant.

During the years ended December 31, 2004 and 2003, the Company granted options to purchase 42,787 and 85,152 shares of common stock to consultants at a weighted-average exercise price of $8.31 and $1.68 per share, respectively. These options generally vest over a four-year period. The related compensation expense, calculated in accordance with EITF 96-18 and recorded by the Company, was $775,000 and $933,000 in 2004 and 2003, respectively.

2003 Employee Stock Purchase Plan

On February 4, 2004, the Company’s Employee Stock Purchase Plan (Purchase Plan) became effective. A total of 611,111 shares of Company common stock have been initially reserved for issuance under the Purchase Plan. The Purchase Plan provides for an annual increase to the shares of common stock reserved under the plan on each January 1 equal to the lesser of 194,444 shares, 0.75% of our outstanding shares on such date, or a lesser amount determined by our board of directors. The maximum of shares available under the Purchase Plan is 2,750,000 shares. Employees scheduled to work more than 20 hours per week for more than five calendar months per year are eligible to participate in the Purchase Plan.

The Purchase Plan will be implemented by a series of offerings of approximately 24-months in duration. The initial offering commenced on February 4, 2004. Within the offering, there will be a series of semi-annual “purchase periods”. The first period of these purchase periods commenced on February 4, 2004 and ended on the last business day of November 2004. The purchase price for shares of common stock purchased at the end of a purchase period in an offering will be the lesser of 85% of the market price of common stock on a participant’s entry date into the offering period, or 85% of the market price of common stock on the last business day of the purchase period. Participants may contribute up to 20% of their cash earnings through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. Under the plan, the Company sold 60,885 shares during the year ended December 31, 2004.

Warrants

We have warrants outstanding for the purchase of an aggregate of 57,222 shares of common stock; we had issued these warrants in 2001 and 2002 in connection with our equipment loan agreements. The warrants are exercisable for the longer of 10 years from the issuance date or the seventh anniversary of the Company’s initial public offering. As of December 31, 2004 and December 31, 2003, respectively, these warrants had not been exercised.

Reserved Shares

At December 31, 2004 and 2003, the Company had reserved shares of common stock for future issuances as follows:

	December 31, 2004	December 31, 2003
Convertible preferred stock	—	16,208,583
2003 Stock Plan	2,343,870	2,284,255
2003 Employee Stock Purchase Plan	611,111	—
Inducement Stock Options	220,760	—
Warrants	57,222	57,222

	3,232,963	18,550,060

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Stock Compensation

In connection with the grant of certain stock options to employees during the twelve months ended December 31, 2003, the Company recorded total deferred stock compensation within stockholders’ equity (net capital deficiency) of $17,311,000 representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. Such amount will be amortized over the vesting period of the applicable options on a straight-line basis. In the year ended December 31, 2004, the Company recorded employee stock compensation expense in the statement of operations of $4,646,000 of which $3,166,000 related to research and development activities and $1,480,000 related to general and administrative activities. In the year ended December 31, 2003, the Company recorded employee stock compensation expense in the statement of operations of $1,860,000 of which $1,356,000 related to research and development activities and $504,000 related to general and administrative activities. As of December 31, 2004 and December 31, 2003, respectively, total deferred stock compensation within stockholders’ equity (net capital deficiency) was $9,163,000 and $15,451,000 respectively.

14. Income Taxes

There is no provision for income taxes because we have incurred losses. Deferred income taxes reflect the tax effect of net operating loss, capitalized research and development costs and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Federal and state net operating loss carryforwards	$22,105	$7,762
Federal and state research credits	1,893	2,258
Capitalized research and development	6,290	8,888
Capitalized start-up costs	2,547	3,395
Other	3,270	1,607

Total deferred tax assets	36,105	23,910
Deferred tax liabilities:
Acquired intangibles	(429)	(896)
Valuation allowance	(35,676)	(23,014)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $12,661,000 and $9,489,000 for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $54,690,000 which expire in the years of 2020 to 2026 and federal research and development tax credits of approximately $1,125,000 which expire in the years of 2020 to 2024. The Company also has state net operating loss carryforwards of approximately $51,532,000 which expire beginning in 2010 and state research and development tax credits of approximately $1,182,000 which have no expiration date.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

15. Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands except per share data):

	Year Ended December 31, 2004
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$656	$656		$656		$656

Net loss	(8,676)	(9,833)		(10,851)		(10,581)

Net loss applicable to common stockholders	(8,676)	(9,833)		(10,851)		(10,581)
Net loss per share attributable to common stockholders—basic and diluted	(0.63)	(0.41)		(0.45)		(0.43)
Weighted average shares used in computing basic and diluted loss per share	13,814,355	24,171,673		24,265,528		24,370,671

	Year Ended December 31, 2003
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$4,500	$—		$—		$—

Net loss	(480)	(23,363)		(6,938)		(11,091)

Net loss applicable to common stockholders	(480)	(23,363	)(1)	(50,331	)(2)	(11,091	)(3)
Net loss per share attributable to common stockholders—basic and diluted	(0.60)	(26.26)		(50.34)		(9.40)
Weighted average shares used in computing basic and diluted loss per share	805,320	889,635		999,846		1,179,521

(1)	Includes $17.3 million of acquired in-process research and development expense related to the Centaur asset acquisition.
(2)	Includes a deemed dividend of $43.4 million associated with the issuance of the Series E convertible preferred stock.
(3)	Includes approximately $1.8 million related to the consolidation of our lease facilities.

16. Subsequent Events

In February 2005, we registered with the SEC, on Form S-3, to be able to sell from time to time up to $100,000,000 million of any combination of debt securities, common stock, preferred stock and warrants. The actual sale will be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents, or through underwriters or dealers. We have not sold any such instruments under this registration statement as of March 23, 2005.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On March 23, 2005, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”).

In connection with the Rights Plan, our Board of Directors declared a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of our common stock, par value $0.001 per share (the “Common Shares”), outstanding at the close of business on April 12, 2005 (the “Record Date”). Each Right will entitle the registered holder thereof, after the Rights become exercisable and until April 12, 2015 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $90.00 per one one-thousandth (1/1000th) of a Preferred Share, subject to certain anti-dilution adjustments (the “Purchase Price”). Until the earlier to occur of (i) ten (10) days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares (an “Acquiring Person”) or (ii) ten (10) business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Common Shares (the earlier of (i) and (ii) being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. The Rights will be transferred with and only with the Common Shares until the Distribution Date or earlier redemption or expiration of the Rights. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (“Right Certificates”) will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights. The Rights will at no time have any voting rights.

Each Preferred Share purchasable upon exercise of the Rights will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend, if any, declared per Common Share. In the event of the liquidation, dissolution or winding up of the Company, the holders of the Preferred Shares will be entitled to a preferential liquidation payment of $1,000 per share plus any accrued but unpaid dividends but will be entitled to an aggregate payment of 1,000 times the payment made per Common Share. Each Preferred Share will have 1,000 votes and will vote together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 1,000 times the amount received per Common Share. Preferred Shares will not be redeemable. These rights are protected by customary anti-dilution provisions. Because of the nature of the Preferred Share’s dividend, liquidation and voting rights, the value of one one-thousandth of a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

In the event that a Person becomes an Acquiring Person or if we were the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and the Common Shares were not changed or exchanged, each holder of a Right, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the then current Purchase Price of one Right. In the event that, after a person has become an Acquiring Person, we were acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current Purchase Price of one Right.

At any time after a Person becomes an Acquiring Person and prior to the earlier of one of the events described in the last sentence in the previous paragraph or the acquisition by such Acquiring Person of 50% or more of the then outstanding Common Shares, the Board of Directors may cause us to exchange the Rights (other than Rights owned by an Acquiring Person which have become void), in whole or in part, for Common Shares at an exchange rate of one Common Share per Right (subject to adjustment).

The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (the “Redemption Price”) by the Board of Directors at any time prior to the time that an Acquiring Person has become such. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The Rights will expire on April 12, 2015 (unless earlier redeemed, exchanged or terminated). Wells Fargo Shareowner Services is the Rights Agent.

The Purchase Price payable, and the number of one one-thousandths of a Preferred Share or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares or convertible securities at less than the current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness, cash, securities or assets (excluding regular periodic cash dividends at a rate not in excess of 125% of the rate of the last regular periodic cash dividend theretofore paid or, in case regular periodic cash dividends have not theretofore been paid, at a rate not in excess of 50% of the average net income per share of the Company for the four quarters ended immediately prior to the payment of such dividend, or dividends payable in Preferred Shares (which dividends will be subject to the adjustment described in clause (i) above)) or of subscription rights or warrants (other than those referred to above).

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company beyond those as an existing stockholder, including, without limitation, the right to vote or to receive dividends.

Any of the provisions of the Rights Agreement dated as of March 24, 2005 between the Company and the Rights Agent (the “Rights Agreement”) may be amended by our Board of Directors for so long as the Rights are then redeemable, and after the Rights are no longer redeemable, we may amend or supplement the Rights Agreement in any manner that does not adversely affect the interests of the holder of the Rights.

One Right will be distributed to our stockholders for each Common Share owned of record by them on April 12, 2005. As long as the Rights are attached to the Common Shares, we will issue one Right with each new Common Share so that all such shares will have attached Rights. The Company has agreed that, from and after the Distribution Date, we will initially reserve 100,000 Preferred Shares for issuance upon exercise of the Rights.

The Rights are not being distributed in response to any specific effort to acquire control of the Company. The Rights are designed to assure that all our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other potentially abusive tactics to gain control of the Company, while not foreclosing a fair acquisition bid for the Company.

The Rights Agreement specifying the terms of the Rights is attached hereto as Exhibit 4.13. The foregoing summary is qualified in its entirety by reference to the Rights Agreement, including the form of Certificate of Designations setting forth the terms of the Preferred Shares to be filed with the Delaware Secretary of State, included as an exhibit thereto, which is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and is incorporated in this report by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements” in Part II Item 8 of this report.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

A list of exhibits required by Item 601 of Regulation S-K filed with this Form 10-K or incorporated by reference is found in the Exhibit Index immediately following Part IV of this report.

(b) Exhibits:

Those exhibits required by Item 601 of Regulation S-K filed or incorporated by reference is found in the Exhibit Index immediately following Part IV of this report.

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant to be in effect upon completion of the offering.

3.2(1)	Amended and Restated Bylaws of the Registrant to be in effect upon completion of the offering.

3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

4.1(6)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor Rights Agreement, dated as of August 7, 2003, by and among the Registrant and holders of the Registrant’s preferred stock.

4.3(1)	Equipment Loan and Security Agreement, dated as of April 27, 2001, with GATX Ventures, Inc. and Transamerica Commercial Finance Corporation.

4.4(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to GATX Ventures, Inc.

4.5(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to TBCC Funding Trust II.

4.6(1)	Equipment Loan and Security Agreement, dated October 10, 2001, with GATX Ventures, Inc.

4.7(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated October 10, 2001, issued by the Registrant to GATX Ventures, Inc.

4.8(1)	Equipment Loan and Security Agreement, dated July 24, 2002, with GATX Ventures, Inc. and Transamerica Commercial Finance Corporation.

4.9(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to GATX Ventures, Inc.

4.10(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to TBCC Funding Trust II.

4.11(9)	Equipment Loan and Master Security Agreement, dated February 26, 2004, with Oxford Finance Corporation.

4.12	Equipment Loan Promissory Note to Master Security Agreement dated March 25, 2005, with Oxford Finance Corporation.

4.13	Rights Agreement, dated as of March 24, 2005, between the Registrant and Wells Fargo Shareowner Services.

10.1(3)	Form of Indemnity Agreement between the Registrant and each officer and director.

10.2(1)*	2003 Stock Plan.

10.3(1)*	Amended and Restated 2003 Equity Incentive Plan.

10.4(1)*	2000 Equity Incentive Plan.

10.5(5)*	Employee Stock Purchase Plan.

10.6(1)*	Employment Agreement, dated as of June 7, 2000, by and between the Registrant and Tito A. Serafini, Ph.D.

10.7(1)*	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and Tito A. Serafini, Ph.D.

10.8(1)*	Employment Agreement, dated as of June 8, 2001, by and between the Registrant and Corey S. Goodman, Ph.D.

10.9(1)*	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and Corey S. Goodman, Ph.D.

10.10(1)*	Employment Agreement, dated as of July 23, 2002, by and between the Registrant and John C. Doyle.

10.11(1)*	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and John C. Doyle.

Exhibit Number	Description of Document

10.12(1)*	Separation Agreement, dated as of February 3, 2003, by and between the Registrant and Lynne Zydowsky, Ph.D.

10.13(2)(7)	License Agreement, dated as of July 15, 1992, by and among Centaur Pharmaceuticals, Inc., the Oklahoma Medical Research Foundation and the University of Kentucky Research Foundation.

10.14(2)(7)

First Amendment to License Agreement, dated as of June 29, 1995, by and among Centaur Pharmaceuticals, Inc., the Oklahoma Medical Research Foundation and the University of Kentucky Research Foundation.

10.15(2)(7)	License Agreement, dated as of January 1, 1998, by and between Centaur Pharmaceuticals, Inc. and the Oklahoma Medical Research Foundation.

10.16(2)(7)	Development, License and Marketing Agreement, dated as of June 26, 1995, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.17(2)	Amendment to Development, License and Marketing Agreement, dated as of July 8, 1997, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.18(2)	Amendment to Development, License and Marketing Agreement, dated as of October 7, 1997, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.19(2)(7)	Third Amendment to Development, License and Marketing Agreement, dated as of June 18, 2002, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.20(2)(7)	Supply Agreement, dated as of June 26, 1995, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.21(2)(7)	Amendment to Supply Agreement, dated June 18, 2002, by and between Centaur Pharmaceuticals, Inc. and AstraZeneca AB.

10.22(2)(7)	License Agreement, dated as of January 15, 1998, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.23(2)	Amendment No. 1 to License Agreement, dated as of June 18, 1998, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.24(2)(7)	Second Amendment to License Agreement and Termination of Services and Supply Agreement, dated as of September 13, 2002, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.25(4)(7)	Patent License and Research Collaboration Agreement, dated July 15, 2003, by and between the Company and Merck & Co., Inc.

10.26(4)(7)	License Agreement, dated December 27, 2002, by and between the Company and The Regents of the University of California.

10.27(2)(7)	Sublease, dated August 5, 2003, by and between the Company and Tularik Inc.

10.28(1)	Net Lease, dated September 27, 2000, by and between the Registrant and Utah Partners.

10.29(3)*	First Amendment to Separation Agreement, dated as of October 22, 2003, by and between the Registrant and Dr. Lynne Zydowsky, Ph.D.

10.30(3)	Asset Purchase Agreement, dated as of July 26, 2003, by and between the Registrant and Centaur Pharmaceuticals, Inc.

10.31(3)	Amendment to Asset Purchase Agreement, dated as of October 23, 2002, by and between the Registrant and Centaur Pharmaceuticals, Inc.

10.32(3)	Sublease, dated October 31, 2003, by and between the Registrant and KAI Pharmaceuticals, Inc.

10.33(4)*	Employment Agreement, dated as of November 15, 2002, by and between the Registrant and F. Jacob Huff, M.D.

Exhibit Number	Description of Document

10.34(4)*	Amendment to the Offer to F. Jacob Huff, M.D., dated as of November 21, 2002, by and between the Registrant and F. Jacob Huff, M.D.

10.35(4)*	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and F. Jacob Huff, M.D.

10.36(4)*	Employment Agreement, dated as of November 15, 2002, by and between the Registrant and Michael G. Kelly, Ph.D.

10.37(4)*	Amendment to Employment Agreement, dated as of May 1, 2003, by and between the Registrant and Michael G. Kelly, Ph.D.

10.38(4)(7)	Collaborative Research, Development and License Agreement, dated as of December 31, 2003, by and between the Registrant and Genentech, Inc.

10.39(4)(7)	License Agreement, dated as of June 1, 2001, by and between the Registrant and The Regents of the University of California.

10.40(4)(7)	First Amendment to License Agreement, dated as of December 15, 2002, by and between the Registrant and The Regents of the University of California.

10.41(4)	Second Amendment to License Agreement, dated as of December 23, 2003, by and between the Registrant and The Regents of the University of California.

10.42(4)(7)	License Agreement, dated as of November 25, 2002, by and between the Registrant and The Regents of the University of California.

10.43(4)(7)	First Amendment to License Agreement, dated as of December 22, 2003, by and between the Registrant and The Regents of the University of California.

10.44(8)*	Amended and Restated 2003 Stock Plan.

10.45(8)*	2005 Employment Commencement Incentive Plan and form of stock option agreement.

23.1	Consent of Ernst & Young LLP, registered public accounting firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 17, 2003.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 23, 2003.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on November 21, 2003.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 16, 2004.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 29, 2004.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on February 3, 2004.
(7)	Confidential treatment granted as to certain portions, which portions, have been omitted and filed separately with the Securities and Exchange Commission.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-50564) filed on January 6, 2005
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVIS, INC.

Dated: March 23, 2005	By:	/s/ COREY S. GOODMAN
Corey S. Goodman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ COREY S. GOODMAN, PH.D. Corey S. Goodman, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2005

/S/ JOHN C. DOYLE John C. Doyle	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2005

/S/ NANCY M. CROWELL Nancy M. Crowell	Director	March 23, 2005

/S/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 23, 2005

/S/ JOHN H. FRIEDMAN John H. Friedman	Director	March 23, 2005

/S/ YASUNORI KANEKO, M.D. Yasunori Kaneko, M.D.	Director	March 23, 2005

/S/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet, Ph.D.	Director	March 23, 2005

/S/ EDWARD M. SCOLNICK, M.D. Edward M. Scolnick, M.D.	Director	March 23, 2005

/S/ JOHN P. WALKER John P. Walker	Director	March 23, 2005