Form 10-Q
period 2005-03-31
RENOVIS INC
filed 2005-05-16
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 12, 2005, 24,721,638 shares of our Common Stock, $.001 par value, were outstanding.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,460	$5,580
Short-term investments	70,257	81,379
Prepaids and other current assets	2,475	1,831

Total current assets	79,192	88,790
Property and equipment, net	6,189	6,022
Intangible assets, net	765	1,052
Other assets	261	261

	$86,407	$96,125

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$652	$1,701
Accrued compensation	1,125	1,418
Loan payable, current portion	1,520	1,420
Deferred revenue	1,969	2,625
Other accrued liabilities	3,055	3,146

Total current liabilities	8,321	10,310

Loan payable, noncurrent portion	2,609	2,138

Other long-term liabilities	975	901

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2005 and December 31, 2004, respectively; 24,581,316 and 24,466,314 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	24	24
Additional paid-in capital	214,878	214,283
Deferred stock compensation	(8,059)	(9,163)
Accumulated other comprehensive loss	(369)	(386)
Accumulated deficit	(131,972)	(121,982)

Total stockholders’ equity	74,502	82,776

	$86,407	$96,125

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
Contract revenues	$656	$656

Operating expenses:
Research and development	7,741	6,448
General and administrative	2,175	1,834
Amortization of employee stock-based compensation	1,032	1,184

Total operating expenses	10,948	9,466

Loss from operations	(10,292)	(8,810)
Interest income	413	245
Interest expense	(111)	(111)

Net loss	$(9,990)	$(8,676)

Basic and diluted net loss per share	$(0.41)	$(0.63)

Shares used to compute basic and diluted net loss per share	24,527,116	13,814,355

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(9,990)	$(8,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of fixed assets	186	—
Depreciation and amortization	753	715
Amortization of deferred stock compensation	1,032	1,184
Noncash interest and issuances of equity	252	506
Change in assets and liabilities:
Prepaids and other current assets	(644)	743
Accounts payable	(1,049)	(279)
Accrued compensation	(293)	(173)
Deferred revenue	(656)	4,594
Other accrued liabilities	29	(53)

Net cash used in operating activities	(10,380)	(1,439)

Cash flows from investing activities
Capital expenditures	(820)	(569)
Purchases of short-term investments	(8,610)	(113,003)
Sales of short-term investments	12,650	28,350
Maturities of short-term investments	7,100	17,700

Net cash provided by (used in) investing activities	10,320	(67,522)

Cash flows from financing activities
Principal payments on loan payable	(399)	(705)
Proceeds from loan payable	963	1,524
Proceeds from issuance of common stock, net of repurchases	376	71,454

Net cash provided by financing activities	940	72,273

Net increase in cash and cash equivalents	880	3,312
Cash and cash equivalents at beginning of period	5,580	1,752

Cash and cash equivalents at end of period	$6,460	$5,064

Supplemental schedule of noncash financing activities

Conversion of preferred stock into common stock	$—	$123,266

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

Basis of Preparation

The Company has prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The condensed balance sheet amounts at December 31, 2004, have been derived from audited financial statements.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Restricted Cash

As of March 31, 2005 and December 31, 2004, prepaids and other current assets included restricted cash, current of $673,000 related to bank certificates of deposit to collateralize the rent deposit on the Company’s facility in South San Francisco, California.

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

2. Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

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

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three Months Ended March 31,
	2005	2004
Dividend yield:	0	0
Risk-free interest rate:	3.8%	2.9%
Volatility:	0.8	0.8
Expected life:	5 years	5 years

During the period from January 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The deferred compensation balance at March 31, 2005 of $8,059,000 was recorded in accordance with APB Opinion No. 25, and is being amortized on a straight-line basis over the related performance periods of the options. The Company recorded amortization of employee stock-based compensation of $1,032,000 and $1,184,000 for the three months ended March 31, 2005 and 2004, respectively.

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

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(9,990)	$(8,676)
Plus: Employee stock compensation expense based on the intrinsic value method	1,032	1,184
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,772)	(1,334)

Net loss, pro forma	(10,730)	(8,826)

Net loss per share:
Basic and diluted, as reported	$(0.41)	$(0.63)

Basic and diluted, pro forma	$(0.44)	$(0.64)

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

The original effective date of SFAS No. 123R was the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date of SFAS No. 123R. The SEC’s new rule allows calendar year-end companies to implement SFAS No. 123R at the beginning of 2006, which makes SFAS No. 123R effective for Renovis in the first quarter of 2006. SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation model we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R related to employee stock options. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share above.

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned. During the three months ended March 31, 2005 and 2004, the company granted stock options to purchase 30,611 and 24,176 shares of common stock to consultants. Compensation expense related to non-employee stock option grants was $245,000 and $358,000 for the three months ended March 31, 2005 and 2004, respectively and is included in research and development expense in the accompanying statements of operations. The Company also granted stock awards of 10,000 shares to certain consultants during the three months ended March 31, 2005; the associated compensation expense was $88,000 and is included in research and development expense in the accompanying statement of operations.

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Three Months Ended March 31,
	2005	2004
Dividend yield:	0	0
Risk-free interest rate:	4.67%	4.43%
Volatility:	0.8	0.8
Expected life:	10 years	10 years

3. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company’s total comprehensive loss for the three months ended March 31, 2005 and 2004 was $9,973,000 and $8,676,000 respectively and included an unrealized gain on available-for-sale investments of $17,000 in the first quarter of 2005; there were no such gains or losses in the corresponding period in 2004.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share and per share data)
Historical
Numerator:
Net loss	$(9,990)	$(8,676)

Denominator:
Weighted-average common shares outstanding	24,690,528	14,278,868
Less: Weighted-average unvested common shares subject to repurchase	(163,412)	(464,513)

Denominator for basic and diluted net loss per share	24,527,116	13,814,355

Basic and diluted net loss per share attributable to common stockholders	$(0.41)	$(0.63)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	—	—
Options to purchase common stock	3,113,014	2,218,018
Warrants	57,222	57,222

	3,170,236	2,275,240

5. Collaboration Agreements

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech (Genentech Agreement) under which the Company received an upfront payment of $5,250,000. Additionally, as part of the Genentech Agreement and concurrent with the Company’s initial public offering, Genentech purchased 250,000 shares of common stock for an additional $3,000,000, or $12.00 per share. The Genentech Agreement also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. The Company deferred the $5,250,000 upfront payment and is recognizing it on a straight-line basis over the two-year estimated research period of the agreement. The Company recognized $656,000 in revenue related to this agreement in each of the three months ended March 31, 2005 and 2004.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued professional fees	$695	$650
Rent obligation	206	312
Early exercise price payable	185	232
Clinical trials costs	1,305	1,427
Accrued other	664	525

Other current accrued liabilities	$3,055	$3,146

7. Loan Payable

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

In connection with certain credit facilities, the Company issued warrants to purchase an aggregate of 57,222 shares of common stock.

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

In March 2005, the Company borrowed approximately $1.0 million under an existing credit facility to finance the purchase of primarily laboratory equipment and computer software. Payments are due in monthly installments over a period ranging from 42 to 48 months at an interest rate of 9.56% and are secured by the assets financed.

8. Stockholders’ Equity

Amended 2003 Stock Plan

The Board of Directors approved the Amended and Restated Renovis, Inc. 2003 Stock Plan (Amended 2003 Plan), giving effect to certain amendments to the previously approved Renovis, Inc. 2003 Stock Plan (2003 Plan). The Amended 2003 Plan became effective on January 3, 2005. The Amended 2003 Plan also includes additional shares of common stock that have or will have become available for issuance under the Company’s predecessor stock option plans. Additionally, commencing in 2005 and on each January 15 thereafter during the term of the Amended Plan, the number of shares reserved for issuance under the Plan will be increased by the least of (i) 3.5% of the Company’s outstanding shares of common stock on that date, (ii) 1,055,555 shares, or (iii) such lesser number determined by our Board of Directors. On January 19, 2005, the Board authorized and reserved 863,984 shares of the Company’s common stock for “replenishment” stock option grants under the Amended 2003 Plan.

The Amended 2003 Plan permits the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance share awards, stock payments and other stock related benefits, or any combination thereof to employees or consultants of the Company. The amendments provide that the automatic option grants for independent directors to purchase 11,111 shares and the chairman of the Board of Directors to purchase 22,222 shares shall be granted annually on a date determined by the Board of Directors in its discretion, which date shall, to the extent practicable, be consistent with the date on which annual “replenishment” grants of options are made to employees generally (the “Annual Grant Date”). The Board of Directors in its discretion may change the Annual Grant Date from year to year. Each eligible member of the Board of Directors must continue to serve through the Annual Grant Date in order to receive an automatic option grant.

Stock options awarded to employees may be granted at an exercise price no less than the fair market value of the common stock on the date of grant. Options become exercisable as determined by the Board of Directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48th per month such that the options will be fully vested after four years. Options granted under the Amended 2003 Plan expire no more than ten years after the date of grant.

2005 Employment Commencement Incentive Plan

The Board of Directors approved the Renovis, Inc. 2005 Employment Commencement Incentive Plan (the “2005 Plan”), effective January 3, 2005. The number of shares of common stock that may be issued pursuant to awards under the 2005 Plan is 250,000.

The 2005 Plan provides the Company with the ability to grant specified types of equity awards including non-qualified stock options, restricted stock, stock appreciation rights, performance shares, dividend equivalents, deferred stock and stock payment awards. Company employees that are otherwise eligible to receive grants under the 2005 Plan may receive all types of awards approved under the 2005 Plan. A majority of the independent members of the Company’s Board of Directors or the compensation committee of the Board of Directors will determine which employees will receive awards under the 2005 Plan and the terms and conditions of such

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

awards, within certain limitations set forth in the 2005 Plan. The awards granted pursuant to the 2005 Plan are intended to be inducement awards pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The 2005 Plan is not subject to the approval of the Company’s stockholders.

Options granted under the 2005 Plan have a 10-year term, and are granted at exercise prices equal to the fair market value on the date of grant. These options generally become exercisable at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48th per month such that the options will be fully vested after four years. Only those employees who have not previously been employees or directors of the Company or a subsidiary, or following a bona fide period of non-employment by the Company or a subsidiary are eligible to participate in the 2005 Plan and only if he or she is granted an award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or a subsidiary.

Employee Stock Purchase Plan

On February 4, 2004, the Company’s Employee Stock Purchase Plan (Purchase Plan) became effective. A total of 611,111 shares of Company common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan provides for an annual increase to the shares of common stock reserved under the Purchase Plan on each January 1 equal to the least of 194,444 shares, 0.75% of our outstanding shares on such date, or a lesser amount determined by our Board of Directors. On January 1, 2005, an annual increase of 184,747 shares of the Company’s common stock was added to the Purchase Plan. Employees scheduled to work more than 20 hours per week for more than five calendar months per year are eligible to participate in the Purchase Plan.

The Purchase Plan will be implemented by a series of offerings of approximately 24-months in duration. The initial offering commenced on February 4, 2004. Within the offering, there will be a series of semi-annual “purchase periods.” The purchase price for shares of common stock purchased at the end of a purchase period in an offering will be the lesser of 85% of the market price of common stock on a participant’s entry date into the offering period, or 85% of the market price of common stock on the last business day of the purchase period.

Participants may contribute up to 20% of their cash earnings through payroll deductions per offering period and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date.

Shareholder Rights Plan

On March 23, 2005, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”). On April 11, 2005, the Company filed with the Delaware Secretary of State a Certificate of Designations (the “Certificate of Designations”) setting forth the terms of the Company’s Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”) in connection with the adoption of the Rights Plan by the Board. The Company has agreed to initially reserve 100,000 Preferred Shares for issuance upon exercise of the rights under the Rights Plan from and after the Distribution Date.

The rights issued pursuant to the Rights Plan expire on April 12, 2015 and are exercisable upon the earlier of ten business days after a person or group either (i) announces the acquisition of 15% or more of the Company’s outstanding common stock or (ii) commences a tender offer, which would result in ownership by the person or group of 15% or more of the Company’s outstanding common stock. Upon exercise, all rights holders except the potential acquiror will be entitled to acquire the Company’s common stock at a discount. The Company is entitled to redeem the rights in whole at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company’s common stock.

The rights under the Rights Plan are not being distributed in response to any specific effort to acquire control of the Company. The rights under the Rights Plan are designed to assure that all our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other potentially abusive tactics to gain control of the Company, while not foreclosing a fair acquisition bid for the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business – Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005.

Overview

We are a biopharmaceutical company developing drugs to treat neurological diseases and disorders. We currently focus our research and development programs in the areas of neuroprotection, pain and neuroinflammatory diseases. Our most advanced product candidate, Cerovive® (NXY-059), is a novel free radical trapping neuroprotectant in development for the treatment of acute ischemic stroke. In May 2003, our exclusive licensee, AstraZeneca, commenced two Phase III clinical trials (SAINT I and II) with Cerovive® (NXY-059) to determine its effect on disability and neurological recovery in acute ischemic stroke patients. In August 2004, AstraZeneca initiated a Phase II trial (CHANT) to assess safety and tolerability of Cerovive® (NXY-059) in patients with acute intracerebral hemorrhage. In December 2004, we announced that patient enrollment in the SAINT I trial, one of the two Phase III trials with Cerovive® (NXY-059), had been completed. In May 2005, we announced that a first analysis of data from the Phase III SAINT I trial involving more than 1,700 patients and conducted by our licensee, AstraZeneca, showed that Cerovive® (NXY-059) demonstrated a statistically significant reduction versus placebo on the primary outcome of disability in patients after an acute ischemic stroke. However, on the National Institute of Health Stroke Scale (NIHSS), there was not a statistically significant difference in measurement of change in neurological impairment between the treatment groups. The clinical significance of these findings needs to be assessed in light of the outcome of SAINT II and CHANT trials which will continue as planned. Enrollment of patients in the SAINT II and CHANT trials with Cerovive® (NXY-059) is proceeding consistent with AstraZeneca’s announced goal of seeking regulatory approval in 2006. AstraZeneca is responsible for funding and conducting all of the clinical trials with Cerovive® (NXY-059).

In addition to Cerovive® (NXY-059), we are independently conducting clinical trials with two other product candidates. REN-1654, an oral drug candidate for neuropathic pain, is currently in a Phase II clinical trial for sciatica that we began in 2004 and REN-850, an oral drug candidate for multiple sclerosis, is currently in a Phase Ia clinical trial that we commenced in February 2005. In March 2005, we announced our decision to discontinue development of REN-1654 in post-herpetic neuralgia (PHN). In addition to our clinical programs, we are conducting preclinical research and development activities in the areas of neuroprotection and pain to identify future product candidates for clinical development. Previously, we were also conducting research in the area of neuroinflammation which led to the advancement of REN-850 into clinical development. As of March 31, 2005, we had an accumulated deficit of $132.0 million.

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

On December 31, 2003 we entered into a collaborative research, development and license agreement with Genentech under which we received an upfront payment of $5.25 million. We have deferred the upfront payment and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. Accordingly, we recognized $0.7 million related to this agreement in both the three months ended March 31, 2005 and 2004. We expect to recognize the remaining deferred revenue as contract revenue during 2005. The agreement with Genentech also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. We have had no other income since inception other than interest income from short-term investments.

In contrast to Cerovive® (NXY-059) which is licensed to AstraZeneca, we hold worldwide rights to commercialize REN-1654 and REN-850. If either or both of these product candidates receives regulatory approval we may choose to market and sell the product candidate ourselves or with a partner in exchange for upfront fees, milestones and royalties on future sales, if any. We currently contract with outside firms to manufacture REN-1654 and REN-850 and have no plans to establish internal manufacturing capability.

As of March 31, 2005, we had approximately $76.7 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for more than another 12 months. However, changes to our current operating plan may require us to consume our capital resources significantly sooner than we expect.

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

Research and Development Expenses

Our research and development (R&D) expenses consist primarily of costs associated with research, preclinical development and clinical trials involving product opportunities we are pursuing internally in the areas of neuroprotection, pain, and neuroinflammatory diseases. We do not incur research and development costs for Cerovive® (NXY-059), which is licensed to AstraZeneca.

The expenses we incur in connection with our research, preclinical and clinical development consist primarily of:

•	employee compensation;

•	supplies and materials;

•	costs for consultants, contract research and clinical trials (including non-cash expenses for options and shares granted to non-employees);

•	license fees;

•	facilities and overhead costs;

•	funded R&D at other companies and research institutions;

•	manufacturing of clinical drug supplies; and

•	depreciation of equipment.

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

During the three months ended March 31, 2005 and 2004, we incurred research and development expenses of $7.7 million and $6.4 million, respectively. The total R&D costs related to individual research activities are as follows (in millions):

	Three months ended March 31,
	2005	2004
Clinical development activities	$2.0	$2.3
Preclinical R&D programs	5.7	4.1

	$7.7	$6.4

The increase in research and development expenses reflects investments in our preclinical activities in the areas of neuroprotection, pain and neuroinflammatory diseases partially offset by lower clinical development expenses. The decrease in clinical development expenses during the first quarter of 2005 compared to the first quarter of 2004 resulted from our decision to end development of REN-213, which was ongoing throughout the first three quarters of 2004. Our clinical development efforts during the three months ended March 31, 2005 were focused primarily on conducting Phase II clinical trials with REN-1654 that we began in 2004 and a Phase Ia clinical trial with REN-850 that we commenced in February 2005. In March 2005, we announced our decision to discontinue development of REN-1654 in PHN while continuing a Phase II clinical trial in sciatica. The preclinical R&D amount of $5.7 million reflected the addition of key personnel in chemistry and pharmacology as well as studies needed to support the advancement of REN-850 which began clinical development during the first quarter of 2005. Our clinical development efforts during the first quarter of 2004 were focused exclusively on activities required to advance REN-1654 and REN-213 into clinical trials that commenced in the fourth quarter of 2003.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance and business development. Other significant costs include allocated facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We anticipate incurring increases in general and administrative expenses, such as increased costs for compliance with certain sections of the Sarbanes-Oxley Act of 2002, insurance and investor relations associated with operating as a publicly-traded company. These increases will also likely include the hiring of additional personnel.

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

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. We are currently evaluating our option valuation methodologies and assumptions in light of SFAS No. 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their values no later than the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date of SFAS No. 123R. The SEC’s new rule allows calendar year-end companies to implement SFAS No. 123R at the beginning of 2006, which makes SFAS No. 123R effective for Renovis in the first quarter of 2006.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenue

Revenue during each of the quarters ended March 31, 2005 and 2004 was $0.7 million. Revenue during both periods resulted from a collaborative agreement with Genentech, which was signed at the end of 2003. Under this agreement with Genentech we received an upfront payment of $5.25 million that we are recognizing as revenue on a straight-line basis over the two-year estimated research period of the agreement.

Research and Development Expenses

Total research and development expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2005	2004
Total R&D expense	$7,741	$6,448
Dollar increase	$1,293
Percentage increase	20.1%

The increase in R&D expense in the first quarter of 2005 over the comparable period in 2004 reflected investments in our preclinical activities in the areas of neuroprotection, pain and neuroinflammatory diseases offset by lower clinical development expenses. Specific increases included the following:

•	External clinical trial related costs decreased by $0.4 million as the cost of current ongoing trials of REN-1654 in sciatica and REN-850 in MS in the first quarter of 2005 were less than the costs related to trials of REN-1654 and REN-213 in the first quarter of 2004.

•	Employee costs increased by $0.8 million primarily due to the increased investments in key personnel in our pre-clinical and clinical development operations, merit pay increases and increasing benefit costs partially offset by a decrease of $0.2 million in consultant expenses.

•	Outside services costs increased by $0.5 million as we utilized third parties to assist in toxicology and efficacy studies of various development candidates in preclinical models of pain and neuroinflammatory disease as well as formulation of drug supply for these studies.

•	Other expenses increased by $0.2 million in 2005 primarily due to a loss on the sale of certain R & D laboratory equipment.

•	Facilities and other shared expenses allocated to R&D increased by $0.4 million in 2005 due to increased headcount in allocated cost centers and other miscellaneous expenses.

The table below summarizes the current status of our drug candidates:

Program	Indication	Clinical Status	Commencement of Current Phase
Cerovive® (NXY-059)	Acute Ischemic Stroke	Phase III	Second quarter 2003
REN-1654	Neuropathic Pain (Sciatica)	Phase II	Third quarter 2003
REN-850	Multiple Sclerosis	Phase I	First quarter 2005

We estimate that typical Phase I clinical trials generally take 6 to 12 months to complete, Phase II clinical trials are expected to last approximately 12 to 24 months and Phase III clinical trials are expected to last approximately 24 to 48 months. However, the actual length of clinical trials is based upon factors such as the intended use of the clinical product and the ability to enroll appropriate patients. Additionally, clinical trials of our drug candidates may fail to demonstrate safety and clinically significant efficacy which would prevent or significantly delay regulatory approval.

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

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2005	2004
Total G&A expense	$2,175	$1,834
Dollar increase	$341
Percentage increase	18.6%

Overall general and administrative expenses increased by $0.3 million in the first quarter of 2005 from the comparable period in 2004. The increase in G&A expense in 2005 over 2004 is primarily due to investments in protecting intellectual property generated from our preclinical research programs and establishing administrative capabilities and infrastructure appropriate for a public company. Specific increases included the following:

•	Legal expenses increased $0.2 million primarily related to the costs of pursuing patent protection for discoveries made in our research programs;

•	Other professional fees increased $0.1 million due to increased costs to support our internal efforts to comply with reporting and regulatory requirements and other administrative expenses associated with operating as a public company following our initial public offering in February 2004.

Amortization of Employee Stock-Based Compensation. In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation of $17.3 million representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. We recorded this amount as a component of stockholders’ equity (net capital deficiency) and are amortizing the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of employee stock-based compensation of $1.0 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

As of March 31, 2005, we had $8.1 million of deferred stock compensation and we anticipate recording the remaining amortization of deferred stock compensation through the year ended December 31, 2007.

Interest Income.

Total interest income and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2005	2004
Total interest income	$413	$245
Dollar increase	$168
Percentage increase	68.6%

The $0.2 million increase in interest income from the three months ended March 31, 2005 as compared to the corresponding period in 2004 was primarily attributable to higher average cash and investment balances since our initial public offering in February 2004.

Interest Expense.

Total interest expense and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2005	2004
Total interest expense	$(111)	$(111)
Dollar change	$—
Percentage change	—%

Interest expense for the three months ended March 31, 2005 was flat as compared to the 2004 period primarily due to the lower aggregate interest rates on our average debt balances (related to the purchase of equipment and leasehold improvements).

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

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of March 31, 2005, we had received approximately $169.3 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In addition, as of March 31, 2005, we had financed through loans the purchase of equipment and leasehold improvements totaling approximately $11.1 million, of which $4.1 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 11.66% and are due in monthly installments through February 2009.

At March 31, 2005, we had $76.7 million in cash, cash equivalents and short-term investments as compared to $87.0 million as of December 31, 2004, a decrease of $10.3 million. This decrease resulted from the ongoing use of the net proceeds of $71.4 million we received from our initial public offering of common stock and concurrent private placement with Genentech in February 2004 to fund our operations. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

Net cash used in operating activities amounted to $10.4 million during the three months ended March 31, 2005, compared to $1.4 million during the same period last year and primarily reflected the net loss occurring for this period of $10.0 million, decreases in accounts payable and deferred revenue of $1.0 million and $0.7 million, respectively and an increase in prepaid and other current assets of $0.6 million, which were partially offset by noncash charges for amortization of deferred stock compensation of $1.0 million and noncash issuances of equity of $0.3 million. The increase in net cash used in operating activities in 2005 as compared to 2004 was primarily due to the increase in our operating expenses as we grew our research and development activities. Additionally, in the three months ended March 31, 2004 we received an upfront payment of $5.2 million from Genentech under our collaborative research, development and license agreement with them with no corresponding amount in 2005.

Net cash provided by investing activities was $10.3 million during the three months ended March 31, 2005 as compared to $67.5 million used in investing activities during the same period in the prior year. Net cash provided by investing activities in 2005 resulted primarily from sales and maturities which more than offset purchases of short term investments. Net cash used in investing activities in 2004 resulted primarily from purchases of short-term investments with the proceeds from our initial public offering, partially offset by sales and maturities of short-term investments.

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2005, compared to $72.2 million used in financing activities during the same period last year. Net cash provided by financing activities primarily reflected $1.0 million proceeds received from financing of equipment purchases through our existing credit facility. Net cash provided by financing activities in 2004 resulted primarily due to the net proceeds received from the completion of the company’s initial public offering and concurrent private placement with Genentech and proceeds from our credit facilities partially offset by principal payments on our credit facilities.

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

Based upon our current operating plan, we believe that our cash and cash equivalents and short term investments as of March 31, 2005, will be sufficient to meet our projected operating requirements for more than the next 12 months.

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

We filed a registration statement on Form S-3 with the SEC in February 2005 and filed an amendment on May 6, 2005, to be able to sell from time to time up to $100,000,000 million of any combination of debt securities, common stock, preferred stock and warrants. The actual sale will be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents, or through underwriters or dealers.

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

The original effective date of SFAS No. 123R was the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date of SFAS No. 123R. The SEC’s new rule allows calendar year-end companies to implement SFAS No. 123R at the beginning of 2006, which makes SFAS No. 123R effective for Renovis in the first quarter of 2006. SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation model we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R related to employee stock options. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to our condensed financial statements.

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

These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and other risks detailed in our reports filed with the SEC. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2004 before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of these additional risks and uncertainties occurs, the trading price of our common stock could decline, and you might lose all or part of your investment.

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

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and our success may not be indicative of results in a large number of patients or long-term efficacy. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. The results from the Phase III SAINT I trial for Cerovive® (NXY-059) may not be predictive of results obtained in the second Phase III clinical trial, SAINT II, and the results from the Phase I and IIa clinical trials for REN-1654 may not be predictive of results obtained in the current Phase II clinical trial. The results from the preclinical studies with REN-850 may not be predictive of results obtained in clinical trials with the drug candidate. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

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

Under our exclusive license agreement with AstraZeneca, AstraZeneca is responsible for all aspects of clinical development of Cerovive®. If Cerovive® (NXY-059) receives regulatory approval, AstraZeneca will be responsible for marketing and sales of the commercial product. Because AstraZeneca is responsible for these functions, we have no control over the development schedule or, if Cerovive® (NXY-059) receives regulatory approval, the marketing plan for Cerovive® (NXY-059). If the clinical trials for Cerovive® (NXY-059) are not successful, Cerovive® (NXY-059) will not be commercialized. Moreover, if AstraZeneca elects to terminate the clinical program for Cerovive® (NXY-059), the rights to develop and market Cerovive® (NXY-059) will revert to us. If these rights revert to us, we will have to fund the clinical programs for Cerovive® (NXY-059) on our own, seek a strategic partner or licensee for clinical development or abandon Cerovive® (NXY-059).

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

If we or our strategic partners or licensees fail to obtain U.S. regulatory approvals for product candidates under development, including our lead product candidate, Cerovive® (NXY-059), we will not be able to generate revenue in the U.S. market from the commercialization of product candidates.

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

If REN-850 is approved and commercialized, it will face significant competition from currently marketed products for the treatment of multiple sclerosis (MS) including the beta interferons, Avonex marketed by Biogen Idec, Betaseron marketed by Schering AG, and Rebif marketed by Serono SA with Pfizer; the non-interferon, immunomodulator Copaxone marketed by Teva Pharmaceuticals Industries, Ltd.; and the recently approved Tysabri marketed by Biogen Idec and Elan Corporation. The newest product Tysabri, a monoclonal antibody that is administered intravenously once-a-month, received accelerated approval from the FDA in November 2004 because it has been shown to have a significant impact on disability, disease progression and rate of clinical relapses. In use as a combination therapy with Avonex, Tysabri significantly reduced the frequency of relapses. Tysabri was withdrawn from the market in February 2005 due to safety concerns. If it is reintroduced at a future date, it could offer significant competition to REN-850. In addition to existing drugs, REN-850 could also face competition from new treatments under development for MS including combination therapies and new oral product candidates. Competitors pursuing new product candidates for MS include Biogen Idec, Elan Pharmaceuticals, Schering AG, Serono SA, Teva Pharmaceuticals, Sanofi-Aventis, Active Biotech and Novartis.

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

Since our inception, we have incurred significant net losses, including a net loss of $10.0 million for the three months ended March 31, 2005, and net losses of $39.9 million and $41.9 million for the years ended December 31, 2004 and 2003, respectively. As of March 31, 2005, our cumulative net loss was $132.0 million. We have not yet completed the development, including obtaining regulatory approvals, of any of our product candidates and, consequently, have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the three months ended March 31, 2005, our net cash used in operating activities was $10.4 million and we had capital expenditures of $0.8 million. During the year ended December 31, 2004, our net cash used in operating activities was $25.2 million and we had capital expenditures of $2.2 million for the same period. Our future capital requirements depend on many factors, including:

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

In addition to strategic collaborations, we may seek funding through private or public sales of our securities, entering into credit arrangements, or by licensing all or a portion of our technology. This funding may significantly dilute existing stockholders or may limit our rights to our technology.

We filed a registration statement on Form S-3 with the SEC in February 2005 and filed an amendment on May 6, 2005, to be able to sell from time to time up to $100,000,000 million of any combination of debt securities, common stock, preferred stock and warrants. The actual sale will be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents, or through underwriters or dealers.

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

U.S. and foreign patents have been issued to third parties in the same fields as some of our product candidates. There may also be patent applications filed by these or other parties in the United States and various foreign jurisdictions that are in the same fields as some of our product candidates. These patent applications, if issued, could subject us to infringement actions. Although we have received communications from a third party alleging that we may infringe certain patents held by the third party, we do not believe there is a reasonable basis for an action claiming that we are infringing any valid and enforceable patents of such third party. To date we have not been subject to any infringement actions.

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

As of March 31, 2005 our directors and executive officers and their affiliates collectively control approximately 23% of our outstanding common stock. These stockholders, if they act together, can influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Issuer Purchases of Equity Securities

The following table shows our repurchases of common stock during the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1-31	—	$—
February 1-28	—	—
March 1-31	486	1.13

Total	486	$1.13

None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not yet vested upon termination of the purchaser’s employment or services. The repurchase price was at the exercise price paid by the option holder.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 16th day of May 2005.

Renovis, Inc.

/s/ John C. Doyle
John C. Doyle
Chief Financial Officer and Secretary (Principal financial and accounting officer)