Form 10-Q
period 2005-06-30
RENOVIS INC
filed 2005-08-12
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, 24,870,409 shares of our Common Stock, $.001 par value, were outstanding.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,366	$5,580
Short-term investments	64,560	81,379
Prepaids and other current assets	2,110	1,831

Total current assets	71,036	88,790
Property and equipment, net	6,059	6,022
Intangible assets, net	478	1,052
Other assets	261	261

	$77,834	$96,125

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$395	$1,701
Accrued compensation	1,354	1,418
License fees payable	500	25
Loan payable, current portion	1,414	1,420
Deferred revenue	1,313	2,625
Other accrued liabilities	2,670	3,121

Total current liabilities	7,646	10,310
Loan payable, noncurrent portion	2,325	2,138
Other long-term liabilities	1,066	901
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; 24,746,317 and 24,466,314 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	25	24
Additional paid-in capital	215,847	214,283
Deferred stock compensation	(6,951)	(9,163)
Accumulated other comprehensive loss	(173)	(386)
Accumulated deficit	(141,951)	(121,982)

Total stockholders’ equity	66,797	82,776

	$77,834	$96,125

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Contract revenues	$656	$656	$1,313	$1,313

Operating expenses:
Research and development	7,431	7,168	15,172	13,615
General and administrative	2,486	2,348	4,661	4,184
Amortization of employee stock-based compensation	1,023	1,250	2,055	2,434

Total operating expenses	10,940	10,766	21,888	20,233

Loss from operations	(10,284)	(10,110)	(20,575)	(18,920)
Interest income	400	371	813	616
Interest expense	(96)	(94)	(207)	(205)

Net loss	$(9,980)	$(9,833)	$(19,969)	$(18,509)

Basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.81)	$(0.97)

Shares used to compute basic and diluted net loss per share	24,625,270	24,171,673	24,576,463	18,992,479

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(19,969)	$(18,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	197	—
Depreciation and amortization	1,479	1,332
Amortization of deferred stock compensation	2,055	2,434
Noncash interest and issuances of equity	875	952
Change in assets and liabilities:
Prepaids and other current assets	(279)	1,054
Accounts payable	(1,306)	(652)
Accrued compensation	(64)	11
License fees payable	475	(92)
Deferred revenue	(1,313)	3,938
Other accrued liabilities	(197)	254

Net cash used in operating activities	(18,047)	(9,278)

Cash flows from investing activities
Capital expenditures	(1,138)	(943)
Purchases of short-term investments	(26,263)	(153,829)
Sales of short-term investments	14,550	32,400
Maturities of short-term investments	28,746	63,950

Net cash provided by (used in) investing activities	15,895	(58,422)

Cash flows from financing activities
Principal payments on loan payable	(793)	(1,280)
Proceeds from loan payable	963	2,165
Proceeds from issuance of common stock, net of repurchases	768	71,382
Proceeds from repayment of stockholder notes payable	—	42

Net cash provided by financing activities	938	72,309

Net (decrease) increase in cash and cash equivalents	(1,214)	4,609
Cash and cash equivalents at beginning of period	5,580	1,752

Cash and cash equivalents at end of period	$4,366	$6,361

Supplemental schedule of noncash financing activities

Conversion of preferred stock into common stock	$—	$123,266

See accompanying notes.

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

Restricted Cash

As of June 30, 2005 and December 31, 2004, prepaids and other current assets included restricted cash, of $673,000 related to bank certificates of deposit to collateralize the rent deposit on a building that is leased by the Company in South San Francisco, California through September 30, 2005.

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

Revenue Recognition

The Company’s revenues are generated by complex research and licensing collaborative arrangements. Revenues under such collaborative agreements may include upfront payments, research funding and incentive milestone payments. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we evaluate whether the delivered element under these arrangements has value to our customer on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. Deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.

Revenue from nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue ratably over the estimated period of performance under the research agreement. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition.

Research funding is recognized as revenue as the related effort is performed.

Incentive milestone receipts under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectability is reasonably assured. Incentive milestone payments are triggered either by the results of our research efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. Accordingly, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, we have no future performance obligations related to that milestone as the milestone receipts are nonrefundable.

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

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield:	0	0	0	0
Risk-free interest rate	3.65%	2.90%	3.76%	2.90%
Volatility:	0.8	0.8	0.8	0.8
Expected life:	5 years	5 years	5 years	5 years

During the period from January 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The deferred compensation balance at June 30, 2005 of $6,951,000 was recorded in accordance with APB Opinion No. 25, and is being amortized on a straight-line basis over the related performance periods of the options. The Company recorded amortization of employee stock-based compensation of $1,023,000 and $2,055,000 for the three and six months ended June 30, 2005 and $1,250,000 and $2,434,000 for the three and six months ended June 30, 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(9,980)	$(9,833)	$(19,969)	(18,509)

Plus: Employee stock compensation expense based on intrinsic value method	1,023	1,250	2,055	2,434
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,899)	(1,388)	(3,671)	(2,722)

Net loss, pro forma	$(10,856)	$(9,971)	$(21,585)	$(18,797)

Net loss per share:
Basic and diluted, as reported	$(0.41)	$(0.41)	$(0.81)	$(0.97)

Basic and diluted, pro forma	$(0.44)	$(0.41)	$(0.88)	$(0.99)

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

The Company plans to adopt SFAS No. 123R using the modified prospective method.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation model we ultimately select. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R related to employee stock options. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share above.

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned. During the three and six months ended June 30, 2005, the Company granted stock options to purchase 0 and 30,611 shares of common stock, respectively, to consultants. Compensation expense related to non-employee stock option grants was $266,000 ($55,000 R&D and $211,000 G&A) and $511,000 ($270,000 R&D and $241,000 G&A) for the three and six months ended June 30, 2005, respectively. During the three and six months ended June 30, 2004, the Company granted stock options to purchase 5,000 and 40,287 shares of common stock, respectively, to consultants. Compensation expense related to non-employee stock option grants was $155,000 ($143,000 R&D and $12,000 G&A) and $513,000 ($487,000 R&D and $26,000 G&A) for the three and six months ended June 30, 2004, respectively.

The Company also granted fully vested stock awards of 10,000 shares to certain consultants during the three months ended March 31, 2005; the associated compensation expense was $88,000 and was included in research and development expense in the statement of operations in that period.

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield:	0	0	0	0
Risk-free interest rate	4.59%	4.59%	4.63%	4.48%
Volatility:	0.8	0.8	0.8	0.8
Expected life:	10 years	10 years	10 years	10 years

3. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company’s total comprehensive loss for the three and six months ended June 30, 2005 was $9,783,000, and $19,756,000, respectively, and included an unrealized gain on available-for-sale investments of $17,000 in the first quarter and $196,000 in the second quarter of 2005.

The Company’s total comprehensive loss for the three and six months ended June 30, 2004 was $10,269,000 and $18,945,000, respectively, and included unrealized losses on available-for-sale investments of $436,000 in the second quarter of 2004. For the first quarter of 2004 total comprehensive loss equaled the Company’s net loss.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands except share and per share data)
Historical:
Numerator:
Net loss	$(9,980)	$(9,833)	$(19,969)	$(18,509)

Denominator:
Weighted average common shares outstanding	24,757,794	24,544,616	24,724346	19,411,742
Less: Weighted average unvested common shares subject to repurchase	(132,524)	(372,943)	(147,883)	(419,263)

Denominator for basic and diluted net loss per share	24,625,270	24,171,673	24,576,463	18,992,479

Basic and diluted net loss per share	$(0.41)	(0.41)	$(0.81)	(0.97)

Historical outstanding dilutive securities not included in net loss per share calculation
Preferred stock	—	—	—	—
Options to purchase common stock	3,162,555	2,253,832	3,162,555	2,253,832
Warrants	51,210	51,210	51,210	51,210

	3,213,765	2,305,042	3,213,765	2,305,042

5. Collaboration Agreements

Genentech

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech (Genentech Agreement) under which the Company received an upfront payment of $5,250,000. Additionally, as part of the Genentech Agreement and concurrent with the Company’s initial public offering, Genentech purchased 250,000 shares of common stock for an additional $3,000,000, or $12.00 per share. The Genentech Agreement also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. The Company deferred the $5,250,000 upfront payment and is recognizing it on a straight-line basis over the two-year estimated research period of the agreement. During the three and six months ended June 30, 2005 the Company recognized $656,000 and $1,313,000 in revenue related to this agreement, respectively. During the three and six months ended June 30, 2004 the Company recognized $656,000 and $1,313,000 in revenue related to this agreement, respectively.

Pfizer

On May 26, 2005, the Company concurrently entered into a collaborative research agreement and a license and royalty agreement (Pfizer Agreements) with Pfizer Inc. (Pfizer) to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor (VR1). The collaboration will focus on treatments for pain, urinary incontinence, and other diseases and disorders.

Under the Pfizer Agreements, Pfizer paid a $10 million upfront license fee to Renovis in July 2005, and will provide Renovis with research funding in excess of $7 million during the first two years of the collaboration, Pfizer also has the option to extend the agreement for up to two additional years subject to additional funding requirements. Additionally, Renovis will be eligible to receive research, development, approval and commercialization milestones resulting in total potential payments to Renovis greater than $170 million through successful achievement of research development and commercialization milestones for each product candidate resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, Renovis would be entitled to receive royalties on net sales by Pfizer.

The Company applied EITF Issue No. 00-21 in evaluating the appropriate accounting for the Pfizer Agreements, which became effective on June 28, 2005. In accordance with this guidance, the Company identified the initial license transfer and the research and development services as the deliverables under the Pfizer Agreements and concluded that they should be accounted for as a single unit of accounting based upon the determination that these deliverables were linked and did not have standalone value. The Company also determined that the achievement of the specific milestones for which it is eligible for milestone payments represents a separate earnings process. The Company believes that each of these milestones, such as the commencement of a Phase I clinical trial or the filing of an NDA, is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, Renovis concluded that such payments should be recognized as revenue when the milestone is achieved and collectability is reasonably assured.

In accordance with the evaluation discussed above, the Company will recognize the upfront payment from Pfizer ratably over the estimated initial research term of two years and research funding as incurred (with the expectation that the research funding will approximate straight-line revenue over the initial term of the contract).

The Company will begin recognizing revenue related to the Pfizer Agreements in the third quarter of 2005.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Accrued professional fees	$541	$650
Rent obligation	241	312
Early exercise price payable	144	232
Clinical trials costs	1,055	1,427
Accrued other	689	500

Other current accrued liabilities	$2,670	$3,121

7. Loan Payable

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

In March 2005, the Company borrowed approximately $1.0 million under the existing 2004 credit facility to finance the purchase of primarily laboratory equipment and computer software. Payments are due in monthly installments over a period ranging from 42 to 48 months at an interest rate of 9.56% and are secured by the assets financed.

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

2005 Employment Commencement Incentive Plan

The Board of Directors approved the Renovis, Inc. 2005 Employment Commencement Incentive Plan (the 2005 Plan), effective January 3, 2005. The number of shares of common stock that may be issued pursuant to awards under the 2005 Plan is 250,000.

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

Employee Stock Purchase Plan

On February 4, 2004, the Company’s Employee Stock Purchase Plan (Purchase Plan) became effective. A total of 611,111 shares of Company common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan provides for an annual increase to the shares of common stock reserved under the Purchase Plan on January 1 each year equal to the least of (i) 194,444 shares, (ii) 0.75% of our outstanding shares on such date, or (iii) a lesser amount determined by our Board of Directors. On January 1, 2005, an annual increase of 184,747 shares of the Company’s common stock was added to the Purchase Plan. Employees scheduled to work more than 20 hours per week for more than five calendar months per year are eligible to participate in the Purchase Plan.

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

Shareholder Rights Plan

On March 23, 2005, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”). On April 11, 2005, the Company filed with the Delaware Secretary of State a Certificate of Designations (the “Certificate of Designations”) setting forth the terms of the Company’s Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”) in connection with the adoption of the Rights Plan by our Board of Directors. The Company has agreed to initially reserve 100,000 Preferred Shares for issuance upon exercise of the rights under the Rights Plan from and after the Distribution Date.

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

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Business – Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005.

Overview

We are a biopharmaceutical company developing drugs to treat neurological diseases and disorders. We currently focus our research and development programs in the areas of neuroprotection, pain and neuroinflammatory diseases. Our most advanced product candidate, Cerovive® (NXY-059), is a novel free radical trapping neuroprotectant in development for the treatment of acute ischemic stroke. In May 2003, our exclusive licensee, AstraZeneca, commenced two Phase III clinical trials (SAINT I and II) with Cerovive® (NXY-059) to determine its effect on disability and neurological recovery in acute ischemic stroke patients. In August 2004, AstraZeneca initiated a Phase II trial (CHANT) to assess safety and tolerability of Cerovive® (NXY-059) in patients with acute intracerebral hemorrhage. In December 2004, we announced that patient enrollment in the SAINT I trial, one of the two Phase III trials with Cerovive® (NXY-059), had been completed. In May 2005, we announced that a first analysis of data from the Phase III SAINT I trial involving more than 1,700 patients and conducted by our exclusive licensee, AstraZeneca, showed that Cerovive® (NXY-059) demonstrated a statistically significant reduction versus placebo on the primary outcome of disability in patients after an acute ischemic stroke. However, on the National Institute of Health Stroke Scale (NIHSS), there was not a statistically significant difference in measurement of change in neurological impairment between the treatment groups. The clinical significance of these findings needs to be assessed in light of the outcome of SAINT II and CHANT trials. In July 2005, we announced that following consultations with regulators and the SAINT II trial Steering Committee, AstraZeneca has increased the planned enrollment of the Phase III SAINT II trial to 3,200 patients from the originally planned 1,700 patients. Based on enrollment trends to date, this increase in trial size will move the anticipated regulatory filing date from the second half of 2006 to the second half of 2007. AstraZeneca is taking steps to increase the rate of enrollment into the SAINT II trial, including the addition of at least 10 countries that participated in the previously completed SAINT I trial. AstraZeneca is responsible for funding and conducting all of the clinical trials with Cerovive® (NXY-059).

In addition to Cerovive® (NXY-059), we are independently conducting clinical trials with another product candidate, REN-1654, an oral drug candidate for neuropathic pain. REN-1654 is currently in a Phase II clinical trial for sciatica that we began in 2004. In March 2005, we announced our decision to discontinue development of REN-1654 in post-herpetic neuralgia (PHN). In June 2005, we announced that we ended our Phase Ia clinical trial for REN-850, an investigational small molecule that was being studied for the treatment of multiple sclerosis (MS). The objective of this study was to assess the safety, tolerability and pharmacokinetics of escalating single doses of REN-850 in healthy volunteers. Based upon the interim data from the Phase Ia study with REN-850 the Company decided to end further development of REN-850.

In addition to our clinical programs, we are conducting preclinical research and development activities in the areas of neuroprotection and pain to identify future product candidates for clinical development. As of June 30, 2005, we had an accumulated deficit of $142.0 million.

We expect to incur substantial and increasing losses for the next several years as we:

•	continue the development and prepare for potential commercialization of REN-1654;

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

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

On December 31, 2003 we entered into a collaborative research, development and license agreement with Genentech under which we received an upfront payment of $5.25 million. We have deferred the upfront payment and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. Accordingly, we recognized $0.7, $1.3, $0.7 and $1.3 million respectively related to this agreement during the three and six months ended June 30, 2005 and 2004. We expect to recognize the remaining deferred revenue as contract revenue during 2005. The agreement with Genentech also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. We have had no other income since inception other than interest income from short-term investments.

In contrast to Cerovive® (NXY-059) which is licensed to AstraZeneca, we hold worldwide rights to commercialize REN-1654. If this product candidate receives regulatory approval we may choose to market and sell REN-1654 ourselves or with a partner in exchange for upfront fees, milestones and royalties on future sales, if any. We currently contract with outside firms to manufacture REN-1654 and have no plans to establish internal manufacturing capability.

As of June 30, 2005, we had approximately $68.9 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for more than another 12 months. However, changes to our current operating plan may require us to consume our capital resources significantly sooner than we expect.

Revenues

To date, all of our revenue has been earned under agreements with AstraZeneca and Genentech. In May 2005, we entered into a collaborative research agreement and a license and royalty agreement (Pfizer Agreements) with Pfizer Inc. (Pfizer) to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor, VR1. The collaboration will focus on treatments for pain, urinary incontinence, and other diseases and disorders. We will begin recognizing revenue related to the Pfizer Agreements in the third quarter of 2005.

Under the Pfizer Agreements, Pfizer paid a $10 million upfront license fee to Renovis in July 2005, and will provide Renovis with research funding in excess of $7 million during the first two years of the collaboration, Pfizer also has the option to extend the agreement for up to two additional years subject to additional funding requirements. Additionally, Renovis will be eligible to receive research, development, approval and commercialization milestones resulting in total potential payments to Renovis greater than $170 million through successful achievement of research development and commercialization milestones for each product resulting from the collaboration . Upon commercialization of a product resulting from the collaboration, Renovis would be entitled to receive royalties on net sales by Pfizer.

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

During the three and six months ended June 30, 2005 and 2004, we incurred research and development expenses of $7.4 million, $15.2 million, $7.2 million and $13.6 million, respectively. The total R&D costs related to individual research activities are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Clinical development activities	$1.2	$2.7	$3.2	$4.7
Preclinical R&D programs	6.2	4.5	12.0	8.9

	$7.4	$7.2	$15.2	$13.6

The increase in research and development expenses reflects investments in our preclinical activities in the areas of neuroprotection, pain and neuroinflammatory diseases partially offset by lower clinical development expenses. During the 2005 period we made significant new investments in our preclinical programs primarily to add key personnel in chemistry and pharmacology to support expansion of our program to identify antagonists of the vanilloid receptor, VR1, as well as external studies needed to support advancement of REN-850 into clinical development. We also maintained our significant effort to identify and advance molecules with properties similar to Cerovive that we believe could be useful in a range of ischemic conditions and we invested in a few carefully selected pilot programs to build our pipeline of new investment opportunities within Renovis.

The overall increase in research and development expenses driven by these investments in our preclinical programs was moderated by a decrease in clinical development expenses during the first six months of 2005 compared to the corresponding period last year. This decrease resulted from our decision in 2004 to end development of REN-213, which was ongoing throughout the first three quarters of the year as well as completion in February 2005 of a Phase II study with REN-1654 in post-herpetic neuralgia (PHN) that was actively enrolling patients throughout 2004.

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

Revenue Recognition

Our revenues are generated by complex research and licensing collaborative arrangements. Revenues under such collaborative agreements may include upfront payments, research funding and incentive milestone payments.

Revenue from nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred, and recognized as revenue ratably over the estimated period of performance under the research agreement. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition.

Research funding is recognized as revenue as the related effort is performed.

Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectability is reasonably assured. Incentive milestone payments are triggered either by the results of our research efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. Accordingly, the incentive milestones are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of an incentive milestone event, we have no future performance obligations related to that payment and the payments are nonrefundable.

Deferred revenue represents the portion of upfront payments and/or research funding received that is not yet earned.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

Revenue

Revenue for the three and six months ended June 30, 2005 and 2004 was $0.7, $1.3, $0.7 and $1.3 million, respectively. Revenue during both periods resulted from a collaborative agreement with Genentech, which was signed at the end of 2003. Under this agreement with Genentech we received an upfront payment of $5.25 million that we are recognizing as revenue on a straight-line basis over the two-year estimated research period of the agreement.

Research and Development Expenses

Total research and development expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total R&D expense	$7,431	$7,168	$15,172	$13,615
Dollar increase	$263		$1,557
Percentage increase	4%		11%

The increase in R&D expense in the three and six months ended June 30, 2005 over the comparable period in 2004 reflected investments in our preclinical activities in the areas of neuroprotection, pain and neuroinflammatory diseases partially offset by lower clinical development expenses, as follows:

•	Employee costs increased by $0.6 million in the quarter and $1.3 million year to date in 2005 as compared to 2004 primarily due to the addition of key personnel in our pre-clinical and clinical development operations, merit pay increases and increasing benefit costs through June 30, 2005.

•	License fees increased by $0.6 million in the quarter and $0.5 million year to date.

•	External clinical trial costs decreased by $1.3 million in the quarter and $1.7 million year to date as the cost of ongoing trials of REN-1654 in sciatica and REN-850 in the second quarter of 2005 were less than the costs related to trials of REN-1654 in sciatica and PHN and REN-213 in the second quarter and first half of 2004.

•	Facilities and other shared expenses allocated to R&D increased by $0.5 million in the quarter and $0.9 million year to date due to increased headcount in allocated cost centers and other miscellaneous expenses.

The table below summarizes the current status of our product candidates:

Program	Indication	Clinical Status	Commencement of Current Phase
Cerovive® (NXY-059)	Acute Ischemic Stroke	Phase III	Second quarter 2003
REN-1654	Neuropathic Pain (Sciatica)	Phase II	First quarter 2004

We estimate that typical Phase I clinical trials generally take 6 to 12 months to complete, Phase II clinical trials are expected to last approximately 12 to 24 months and Phase III clinical trials are expected to last approximately 24 to 48 months. However, the actual length of clinical trials is based upon factors such as the intended use of the clinical product and the ability to enroll appropriate patients. Additionally, clinical trials of our drug candidates may fail to demonstrate safety and clinically significant efficacy, which would prevent or significantly delay regulatory approval.

We expect research and development expenses to increase in future periods as we continue to advance existing product candidates into later stages of clinical trials and move pre-clinical product candidates into clinical trials. However, we currently do not have estimates of total costs to reach regulatory approval for each product candidate or in the aggregate as our product candidates are subject to an uncertain and lengthy regulatory process which may not result in obtaining the necessary regulatory approval.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total G&A expense	$2,486	$2,348	$4,661	$4,184
Dollar increase	$138		$477
Percentage increase	6%		11%

Overall general and administrative expenses increased by $0.1 million and $0.5 million for the three and six months ended June 30, 2005 compared to the corresponding periods in 2004. The increase in G&A expense during these periods is primarily due to legal fees that we incurred as part of securing patent protection for intellectual property generated from our preclinical research programs and expenses associated with our efforts to comply with the Sarbanes-Oxley Act of 2002:

•	Legal expenses increased $0.1 million in the quarter and $0.3 million year to date through June 30, 2005 primarily related to the costs of pursuing patent protection for discoveries made in our research programs;

•	Other professional fees and consultants increased $0.4 million in the quarter and $0.6 million year to date through June 30, 2005 due to increased costs to support our internal efforts to comply with reporting and regulatory requirements, including the Sarbanes-Oxley Act of 2002, and other administrative expenses associated with operating as a public company following our initial public offering in February 2004.

•	The increases in general and administrative expenses described above were partially offset by lower employee compensation expenses during the 2005 period as a result of certain nonrecurring employment costs incurred in 2004.

Amortization of Employee Stock-Based Compensation. In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation of $17.3 million representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. We recorded this amount as a component of stockholders’ equity (net capital deficiency) and are amortizing the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of employee stock-based compensation of $1.0 million and $2.1 million for the three and six months ended June 30, 2005 and $1.3 million and $2.4 million for the three and six months ended June 30, 2004, respectively.

As of June 30, 2005, we had $7.0 million of deferred stock compensation and we anticipate recording the remaining amortization of deferred stock compensation through the year ended December 31, 2007.

Interest Income.

Total interest income and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total interest income	$400	$371	$813	$616
Dollar increase	$29		$197
Percentage increase	8%		32%

The increase in interest income for the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004 was primarily attributable to higher rates of return on our investment balances.

Interest Expense.

Total interest expense and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total interest expense	$(96)	$(94)	$(207)	$(205)
Dollar increase	$(2)		$(2)
Percentage increase	(2)%		(1)%

Interest expense for the three and six months ended June 30, 2005 was flat as compared to the 2004 period primarily due to the offsetting effects of higher average debt balances and lower aggregate interest rates on our outstanding debt used to finance the purchase of equipment and leasehold improvements.

2005 Financial Guidance

For the year ending December 31, 2005, the Company presently anticipates:

•	Total contract revenue from existing agreements with Genentech and Pfizer of $6.5 million to $7.0 million; and

•	Total operating expenses of $40 million to $45 million.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of June 30, 2005, we had received approximately $170.0 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In addition, as of June 30, 2005, we had financed through loans the purchase of equipment and leasehold improvements totaling approximately $11.1 million, of which $3.7 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 11.66% and are due in monthly installments through February 2009.

At June 30, 2005, we had $68.9 million in cash, cash equivalents and short-term investments as compared to $87.0 million as of December 31, 2004, a decrease of $18.1 million. This decrease resulted from the ongoing use of the net proceeds of $71.4 million we received from our initial public offering of common stock and concurrent private placement with Genentech in February 2004 to fund our operations. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

Net cash used in operating activities amounted to $18.0 million during the six months ended June 30, 2005, compared to $9.3 million during the same period last year and primarily reflected the net loss occurring for this period of $20.0 million, decreases in accounts payable and deferred revenue of $1.3 million each, respectively and an increase in prepaid and other current assets of $0.3 million, which were partially offset by noncash charges for amortization of deferred stock compensation of $2.1 million and noncash issuances of equity of $0.9 million. The increase in net cash used in operating activities in 2005 as compared to 2004 was primarily due to the increase in our operating expenses as we grew our research and development activities. Additionally, in the six months ended June 30, 2004 we received an upfront payment of $5.2 million from Genentech under our collaborative research, development and license agreement with them with no corresponding amount in 2005.

Net cash provided by investing activities was $15.9 million during the six months ended June 30, 2005 as compared to $58.4 million used in investing activities during the same period in the prior year. Net cash provided by investing activities in 2005 resulted primarily from sales and maturities of short term investments which more than offset purchases of short term investments. Net cash used in investing activities in 2004 resulted primarily from purchases of short-term investments with the proceeds from our initial public offering, partially offset by sales and maturities of short-term investments.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2005, compared to $72.3 million provided by financing activities during the same period last year. Net cash provided by financing activities in 2005 primarily reflected $0.8 million proceeds received from the issuance of common stock and $1.0 million in proceeds received from financing of equipment purchases through our existing credit facilities partially offset by principal payments on these financings. Net cash provided by financing activities in 2004 resulted primarily due to the net proceeds received from the completion of the company’s initial public offering and concurrent private placement with Genentech and proceeds from our credit facilities partially offset by principal payments on our credit facilities.

We have entered into a variety of license agreements relating to our research and development efforts, most of which relate to product candidates in the early stage of preclinical development. We have a cancelable license agreement relating to our product candidate in Phase III clinical trials, Cerovive® (NXY-059). Under this agreement, we could be required to pay $25,000 annually in minimum royalty payments through NDA approval and $100,000 annually in minimum royalty payments after NDA approval. Additionally, low-single digit royalties are payable on net product sales.

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

Based upon our current operating plan, we believe that our cash and cash equivalents and short-term investments as of June 30, 2005, will be sufficient to meet our projected operating requirements for more than the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources and additional financings. We may be required to seek additional sources of funding to complete development and commercialization of our products. If we need to raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

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

We filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. The actual sale will be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents, or through underwriters or dealers.

In July 2005, we received a $10 million upfront license fee from Pfizer as part of our collaboration agreement with them.

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

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2004 before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of these additional risks and uncertainties occur, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risks Related to Our Company

Clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Our future success is dependent upon, among other factors, our ability to develop working products and our ability to successfully complete clinical trials. All of our potential products currently are in research, preclinical development or clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. All of our potential products will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any of our research and development and clinical trial efforts will result in viable new products. In July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate we were developing for the treatment of acute post-operative pain. In March 2005, we announced our decision to discontinue efforts to develop REN-1654 for the treatment of post-herpetic neuralgia (PHN). In June 2005 we announced our decision to discontinue efforts to develop REN-850 for the treatment of multiple sclerosis (MS). Any failure or substantial delay in completing clinical trials for our product candidates, including Cerovive® (NXY-059), and REN-1654 may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products or the potential products of our current and future strategic partners and licensees, we and our strategic partners or licensees must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The success of this preclinical and clinical testing is critical to achieving our product development goals. If our product development efforts are unsuccessful, we will not obtain regulatory approval for them, we will not generate sales from them, and our business and results of operations would be adversely affected.

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

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and our success may not be indicative of results in a large number of patients or long-term efficacy. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. The results from the Phase III SAINT I trial for Cerovive® (NXY-059) may not be predictive of results obtained in the second Phase III clinical trial, SAINT II. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our product candidates in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

Failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays or rejections if we, our strategic partners or licensees are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. When one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. At various times, Cerovive® (NXY-059) and REN-1654 have each been involved in multiple clinical trials that were enrolling patients simultaneously. We have previously experienced delays in enrollment of the Phase II clinical trials with REN-1654. These delays have resulted in increased costs. Any such delays in planned patient enrollment in the future may result in further increased costs and delays, which could harm our ability to develop products.

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

Our reliance on AstraZeneca poses a number of risks, including the following:

•	AstraZeneca has discretion to elect whether to pursue the development of Cerovive® (NXY-059) or to modify or abandon the clinical program at any time;

•	we cannot control whether AstraZeneca will devote sufficient resources to the clinical program and, if Cerovive® (NXY-059) is approved by the FDA or other regulatory agencies, the marketing plan for the commercial drug product;

•	although we have no history of royalty payment disputes, even if Cerovive® (NXY-059) is approved and commercialized, disputes may arise in the future with respect to the calculation of royalty payments based on net sales related to Cerovive® (NXY-059); and

•	if AstraZeneca perceives that the market opportunity for Cerovive® (NXY-059) or its profit margin from the sale of Cerovive® (NXY-059) is too small to justify commercialization, the interests and motivations of AstraZeneca may not be, or may not remain, aligned with ours.

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

Further, our competitors may develop new products that could be more effective or less costly, or that may seem more cost-effective, than our products. For example, although we believe that Cerovive® (NXY-059) would not face direct competition from products currently available to stroke victims, a number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with Cerovive® (NXY-059). Competitors developing such products include Yamanouchi Pharmaceutical Co. Ltd., IVAX Pharmaceuticals, Inc., Vertex Pharmaceuticals Incorporated and D-Pharm Ltd. If REN-1654 is approved and commercialized, it will face significant competition from currently marketed products commonly used to treat neuropathic pain and sciatica. The primary competition in the market for neuropathic pain is gabapentin, which is marketed by Pfizer under the brand name “Neurontin” and in generic form by other large pharmaceutical companies. Competitors working on new treatments for neuropathic pain include NeurogesX, Inc., Novartis AG, CeNeS Pharmaceuticals plc, Xenoport, Inc. and AstraZeneca. In addition to competition from medications used for the treatment of neuropathic pain, REN-1654 would face additional competition from other medications commonly used for the treatment of sciatica. Examples include over-the-counter analgesics, such as acetaminophen and non-steroidal anti-inflammatory drugs, such as aspirin, ibuprofen or naproxen as well as prescription anti-inflammatory drugs, such as muscle relaxants, opioids, and corticosteroid injections.

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

Since our inception, we have incurred significant net losses, including a net loss of $10.0 million and $20.0 million for the three months and six months ended June 30, 2005 respectively, and net losses of $39.9 million and $41.9 million for the years ended December 31, 2004 and 2003, respectively. As of June 30, 2005, our cumulative net loss was $142.0 million. We have not yet completed the development, including obtaining regulatory approvals, of any of our product candidates and, consequently, have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the six months ended June 30, 2005, our net cash used in operating activities was $18.0 million and we had capital expenditures of $1.1 million. During the year ended December 31, 2004, our net cash used in operating activities was $25.2 million and we had capital expenditures of $2.2 million for the same period. Our future capital requirements depend on many factors, including:

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

We filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. . The actual sale will be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents, or through underwriters or dealers.

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

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products, including Cerovive® (NXY-059), and REN-1654 that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to discontinue development of a product candidate, such as Cerovive® (NXY-059), and REN-1654, or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in our December 31, 2005 Form 10-K. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if said firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified or has a scope limitation. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however there is a significant risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances should be interpreted in the context of an assessment of internal controls over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or could limit our ability to obtain additional financing.

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

As of June 30, 2005 our directors and executive officers and their affiliates collectively control approximately 23% of our outstanding common stock. These stockholders, if they act together, can influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

The net proceeds have been invested in short-term investment grade securities and money market accounts.

We have begun to use, and intend to continue to use, these proceeds for general corporate purposes, including clinical trials, research and development expenses, general and administrative expenses, manufacturing expenses and potential acquisitions of companies, products and technologies that complement our businesses.

Issuer Purchases of Equity Securities

The following table shows our repurchases of common stock during the three months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1-30	—	$—
May 1-31	—	—
June 1-30	374	1.13

Total	374	$1.13

None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not yet vested upon termination of the purchaser’s employment or services. The repurchase price was at the exercise price paid by the option holder.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 8, 2005, we held our annual stockholders’ meeting. Of the 24,710,096 shares of common stock entitled to vote at the meeting a total of 20,460,186 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are as follows:

Proposal I- Election of Class I Directors

Name	Votes for Director	Votes Withheld
Nancy M. Crowell	18,941,353	1,518,833
John H. Friedman	18,941,653	1,518,533
John P. Walker	18,940,632	1,519,554

Proposal II- Ratification of the Selection of Ernst & Young LLP as our Independent Auditors for the Fiscal Year 2005

For	Against	Abstain	Broker Non-Vote
20,446,054	11,754	2,378	—

Item 5.	Other Information

(a)	None

(b)	None

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1*	Collaborative Research Agreement, dated May 26, 2005, by and between Registrant and Pfizer, Inc.

10.2*	License and Royalty Agreement, dated May 26, 2005, by and between Registrant and Pfizer, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Confidential treatment requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 2005.

Renovis, Inc.

/s/ John C. Doyle
John C. Doyle Chief Financial Officer (Principal financial and accounting officer)