Form 10-Q
period 2005-09-30
RENOVIS INC
filed 2005-11-14
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of November 7, 2005, 28,924,291 shares of our Common Stock, $.001 par value, were outstanding.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$32,575	$5,580
Short-term investments	90,378	81,379
Prepaids and other current assets	2,078	1,831

Total current assets	125,031	88,790
Property and equipment, net	6,580	6,022
Intangible assets, net	191	1,052
Other assets	213	261

	$132,015	$96,125

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$874	$1,701
Accrued compensation	1,835	1,418
Loan payable, current portion	1,397	1,420
Deferred revenue	5,820	2,625
Other accrued liabilities	1,919	3,146

Total current liabilities	11,845	10,310
Loan payable, noncurrent portion	2,507	2,138
Deferred revenue, non-current	3,750	—
Other long-term liabilities	1,085	901
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 28,820,601 and 24,466,314 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	29	24
Additional paid-in capital	266,823	214,283
Deferred stock compensation	(5,709)	(9,163)
Accumulated other comprehensive loss	(63)	(386)
Accumulated deficit	(148,252)	(121,982)

Total stockholders’ equity	112,828	82,776

	$132,015	$96,125

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Contract revenues	$2,691	$656	$4,003	$1,969
Operating expenses:
Research and development	6,451	8,577	21,623	22,192
General and administrative	2,013	2,092	6,674	6,276
Amortization of employee stock-based compensation	1,007	1,177	3,062	3,610

Total operating expenses	9,471	11,846	31,359	32,078

Loss from operations	(6,780)	(11,190)	(27,356)	(30,109)
Interest income	565	410	1,378	1,025
Interest expense	(85)	(71)	(292)	(276)

Net loss	$(6,300)	$(10,851)	$(26,270)	$(29,360)

Basic and diluted net loss per share	$(0.25)	$(0.45)	$(1.06)	$(1.41)

Shares used to compute basic and diluted net loss per share	24,850,866	24,265,528	24,667,227	20,763,786

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(26,270)	$(29,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	212	—
Depreciation and amortization	2,195	2,011
Amortization of deferred stock compensation	3,062	3,610
Noncash issuances of equity	1,250	1,094
Change in assets and liabilities:
Prepaids and other current assets	(247)	(60)
Other assets	48	673
Accounts payable	(827)	(604)
Accrued compensation	417	388
Deferred revenue	6,945	3,281
Other accrued liabilities	(940)	1,005

Net cash used in operating activities	(14,155)	(17,962)

Cash flows from investing activities
Capital expenditures	(2,144)	(1,488)
Proceeds from the sale of property and equipment	40	—
Purchases of short-term investments	(78,077)	(198,768)
Sales of short-term investments	49,901	102,350
Maturities of short-term investments	19,500	46,500

Net cash used in investing activities	(10,780)	(51,406)

Cash flows from financing activities
Principal payments on loan payable	(1,249)	(1,761)
Proceeds from loan payable	1,586	2,910
Proceeds from issuance of common stock, net of repurchases	51,593	71,475
Proceeds from repayment of stockholder notes payable	—	42

Net cash provided by financing activities	51,930	72,666

Net increase in cash and cash equivalents	26,995	3,298
Cash and cash equivalents at beginning of period	5,580	1,752

Cash and cash equivalents at end of period	$32,575	$5,050

Supplemental schedule of noncash financing activities
Conversion of preferred stock into common stock	$—	$123,266

See accompanying notes.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

The Company and Nature of Operations

Renovis, Inc. (the Company or Renovis) was incorporated in the State of Delaware on January 5, 2000. Renovis is a biopharmaceutical company primarily focused on the discovery and development of drugs to treat neurological diseases and disorders. Its facilities are located in South San Francisco, CA.

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

Restricted Cash

As of September 30, 2005 and December 31, 2004, prepaids and other current assets included restricted cash of $673,000 related to bank certificates of deposit to collateralize the rent deposit on the Company’s former facility located in South San Francisco, California. The lease agreement for the former facility ended on October 1, 2005. Restriction on the cash expired upon expiration of the lease agreement.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Segments

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment: the development of drugs to treat neurological diseases and disorders.

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

Revenue from nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue ratably over the estimated period of performance under the research agreement. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition.

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

2. Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield:	0	0	0	0
Risk-free interest rate	4.0%	3.5%	3.8%	3.0%
Volatility:	0.8	0.8	0.8	0.8
Expected life:	5 years	5 years	5 years	5 years

During the period from January 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The deferred compensation balance at September 30, 2005 of $5,709,000 was recorded in accordance with APB Opinion No. 25, and is being amortized on a straight-line basis over the related performance periods of the options. The Company recorded amortization of employee stock-based compensation of $1,007,000 and $3,062,000 for the three and nine months ended September 30, 2005 and $1,117,000 and $3,610,000 for the three and nine months ended September 30, 2004, respectively.

For purposes of disclosures pursuant to SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(6,300)	$(10,851)	$(26,270)	(29,360)

Plus: Employee stock compensation expense based on intrinsic value method	1,007	1,177	3,062	3,610
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,938)	(1,525)	(5,610)	(4,246)

Net loss, pro forma	$(7,231)	$(11,199)	$(28,818)	$(29,996)

Net loss per share:
Basic and diluted, as reported	$(0.25)	$(0.45)	$(1.06)	$(1.41)

Basic and diluted, pro forma	$(0.29)	$(0.46)	$(1.17)	$(1.44)

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

The original effective date of SFAS No. 123R was the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance date of SFAS No. 123R. The SEC’s new rule allows calendar year-end companies to implement SFAS No. 123R at the beginning of 2006, which makes SFAS No. 123R effective for the Company in the first quarter of 2006. SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

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

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned. During the three months ended September 30, 2005, the Company did not grant any stock options to consultants. During the nine months ended September 30, 2005, the Company granted stock options to purchase 30,611 shares of common stock to consultants. Compensation expense related to non-employee stock option grants was $444,000 ($358,000 R&D and $86,000 G&A) and $955,000 ($796,000 R&D and $159,000 G&A) for the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2004, the Company granted stock options to purchase 2,500 and 42,787 shares of common stock, respectively, to consultants. Compensation expense related to non-employee stock option grants was $112,000 ($102,000 R&D and $10,000 G&A) and $625,000 ($589,000 R&D and $36,000 G&A) for the three and nine months ended September 30, 2004, respectively.

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

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield:	0	0	0	0
Risk-free interest rate	4.21%	4.10%	4.34%	4.41%
Volatility:	0.8	0.8	0.8	0.8
Expected life:	10 years	10 years	10 years	10 years

3. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. The Company’s total comprehensive loss for the three and nine months ended September 30, 2005 was $6,190,000 and $25,947,000, respectively, and included an unrealized gain on available-for-sale investments of $110,000 and $323,000 for the three and nine months ended September 30, 2005, respectively.

The Company’s total comprehensive loss for the three and nine months ended September 30, 2004 was $10,723,000 and $29,668,000, respectively, and included an unrealized gain of $128,300 and an unrealized loss of $308,000 on available-for-sale investments for the three and nine months ended September 30, 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except share and per share data)
Historical:
Numerator:
Net loss	$(6,300)	$(10,851)	$(26,270)	$(29,360)

Denominator:
Weighted average common shares outstanding	24,965,658	24,550,597	24,803,958	21,137,196
Less: Weighted average unvested common shares subject to repurchase	(114,792)	(285,069)	(136,731)	(373,410)

Denominator for basic and diluted net loss per share	24,850,866	24,265,528	24,667,227	20,763,786

Basic and diluted net loss per share	$(0.25)	(0.45)	$(1.06)	(1.41)

Historical outstanding dilutive securities not included in net loss per share calculation
Preferred stock	—	—	—	—
Options to purchase common stock	2,770,479	2,731,238	2,770,479	2,731,238
Warrants	33,358	57,222	33,358	57,222

	2,803,837	2,788,460	2,803,837	2,788,460

5. Collaboration Agreements

Genentech

On December 31, 2003, the Company entered into a collaborative research, development and license agreement (Genentech Agreement) with Genentech, Inc. (Genentech) under which the Company received an upfront payment of $5,250,000. Additionally, as part of the Genentech Agreement and concurrent with the Company’s initial public offering, Genentech purchased 250,000 shares of common stock for an additional $3,000,000, or $12.00 per share. The Genentech Agreement also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration. The Company deferred the $5,250,000 upfront payment and is recognizing it on a straight-line basis over the two-year estimated research period of the agreement. In July 2005, we revised the estimated completion date of the research period under the agreement by two months to February 2006 from our previous estimate of December 2005. Accordingly, we now expect to recognize the remaining deferred revenue on a straight-line basis from July 2005 through February 2006. We are currently pursuing discussions with Genentech about the future of our joint efforts on this program. During the three and nine months ended September 30, 2005 the Company recognized $492,000 and $1,805,000 in revenue related to this agreement, respectively. During the three and nine months ended September 30, 2004 the Company recognized $656,000 and $1,969,000 in revenue related to this agreement, respectively.

Pfizer

On May 26, 2005, the Company entered into a collaborative research agreement and a license and royalty agreement (Pfizer Agreements) with Pfizer Inc. (Pfizer) to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor (VR1). The collaboration focuses on treatments for pain, urinary incontinence and other diseases and disorders.

Under the Pfizer Agreement, Pfizer paid a $10 million upfront license fee to the Company in July 2005, and will provide the Company with research funding in excess of $7,000,000 during the first two years of the collaboration. Pfizer also has the option to extend the agreements for up to two additional years subject to additional funding requirements. Additionally, the Company will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to the Company greater than $170 million through successful achievement of research development and commercialization milestones for each product candidate resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, the Company would be entitled to receive royalties on net sales by Pfizer.

The Company applied EITF Issue No. 00-21 in evaluating the appropriate accounting for the Pfizer Agreements, which became effective on June 28, 2005. In accordance with this guidance, the Company identified the initial license transfer and the research and development services as the deliverables under the Pfizer Agreements and concluded that they should be accounted for as a single unit of accounting based upon the determination that these deliverables were linked and did not have standalone value. The Company also determined that the achievement of the specific milestones for which it is eligible for milestone payments represents a separate earnings process. The Company believes that each of these milestones, such as the commencement of a Phase I clinical trial or the filing of an NDA, is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, the Company concluded that such payments should be recognized as revenue when the milestone is achieved and collectability is reasonably assured.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

In accordance with the evaluation discussed above, the Company began amortizing the upfront payment from Pfizer ratably in the third quarter of 2005 over the estimated initial research term of two years. The Company also began recognition of the research funding as incurred in the third quarter of 2005. During the three and nine months ended September 30, 2005 the Company recognized $2,200,000 in revenue related to these agreements.

6. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Accrued professional fees	$556	$650
Rent obligation	213	312
Early exercise price payable	128	232
Clinical trials and preclinical costs	657	1,427
Accrued other	365	525

Other current accrued liabilities	$1,919	$3,146

7. Loan Payable

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5,000,000 to finance the purchase of laboratory and computer equipment and certain leasehold improvements. Under this agreement the Company borrowed approximately $3,316,000 during the year ended December 31, 2004. Payments are due in monthly installments over a period ranging from 42 to 48 months at interest rates ranging from 8.80% to 9.64% and are secured by the assets financed.

During the nine months ended September 2005, the Company borrowed approximately $1,586,000 under the existing 2004 credit facility to finance the purchase of primarily laboratory equipment and computer software. Payments are due in monthly installments over a period ranging from 42 to 48 months at an interest rate of 9.23% to 9.56% and are secured by the assets financed.

8. Stockholders’ Equity

Public Offering of Common Stock

On September 28, 2005, the Company sold 4,000,000 shares of common stock through a public offering and realized net proceeds of approximately $50,600,000.

Amended 2003 Stock Plan

The Board of Directors approved the Amended and Restated Renovis, Inc. 2003 Stock Plan (Amended 2003 Plan), giving effect to certain amendments to the previously approved Renovis, Inc. 2003 Stock Plan. The Amended 2003 Plan became effective on January 3, 2005. A total of 333,333 shares of the Company’s common stock were initially reserved for issuance under the Amended 2003 Plan. The Amended 2003 Plan also includes additional shares of common stock that have or will have become available for issuance under the Company’s predecessor stock option plans. Additionally, commencing in 2005 and on each January 15 thereafter during the term of the Amended Plan, the number of shares reserved for issuance under the Plan will be increased by the least of (i) 3.5% of the Company’s outstanding shares of common stock on that date, (ii) 1,055,555 shares, or (iii) such lesser number determined by our Board of Directors. On January 19, 2005, the Board authorized and reserved 863,984 shares of the Company’s common stock for “replenishment” stock option grants under the Amended 2003 Plan.

The Amended 2003 Plan permits the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance share awards, stock payments and other stock related benefits, or any combination thereof to employees or consultants of the Company. The Amended 2003 Plan provides that the automatic option grants for independent directors to purchase 11,111 shares and the chairman of the Board of Directors to purchase 22,222 shares shall be granted annually on a date determined by the Board of Directors in its discretion, which date shall, to the extent practicable, be consistent with the date on which annual “replenishment” grants of options are made to employees generally (the “Annual Grant Date”). The Board of Directors in its discretion may change the Annual Grant Date from year to year. Each eligible member of the Board of Directors must continue to serve through the Annual Grant Date in order to receive an automatic option grant.

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

2005 Employment Commencement Incentive Plan

The Board of Directors approved the Renovis, Inc. 2005 Employment Commencement Incentive Plan (2005 Plan), effective January 3, 2005. The number of shares of common stock that may be issued pursuant to awards under the 2005 Plan is 250,000.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The 2005 Plan provides the Company with the ability to grant specified types of equity awards including non-qualified stock options, restricted stock, stock appreciation rights, performance shares, dividend equivalents, deferred stock and stock payment awards. Company employees that are otherwise eligible to receive grants under the 2005 Plan may receive all types of awards approved under the 2005 Plan. A majority of the independent members of the Company’s Board of Directors or the compensation committee of the Board of Directors will determine which employees will receive awards under the 2005 Plan and the terms and conditions of such awards, within certain limitations set forth in the 2005 Plan. The awards granted pursuant to the 2005 Plan are intended to be inducement awards pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The 2005 Plan is not subject to the approval of the Company’s stockholders.

Options granted under the 2005 Plan have a 10-year term, and are granted at exercise prices equal to the fair market value on the date of grant. These options generally become exercisable at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48th per month such that the options will be fully vested after four years. Only an employee who has not previously been an employee or director of the Company or a subsidiary, or following a bona fide period of non-employment by the Company or a subsidiary, is eligible to participate in the 2005 Plan and only if he or she is granted an award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or a subsidiary.

Employee Stock Purchase Plan

On February 4, 2004, the Company’s Employee Stock Purchase Plan (Purchase Plan) became effective. A total of 611,111 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan provides for an annual increase to the shares of common stock reserved under the Purchase Plan on January 1 each year equal to the least of (i) 194,444 shares, (ii) 0.75% of our outstanding shares on such date, or (iii) a lesser amount determined by our Board of Directors. On January 1, 2005, an annual increase of 184,747 shares of the Company’s common stock was added to the Purchase Plan. Employees scheduled to work more than 20 hours per week for more than five calendar months per year are eligible to participate in the Purchase Plan.

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

Stockholder Rights Plan

On March 23, 2005, our Board of Directors adopted a Stockholder Rights Plan (Rights Plan). On April 11, 2005, the Company filed with the Delaware Secretary of State a Certificate of Designations setting forth the terms of the Company’s Series A Junior Participating Preferred Stock, par value $0.001 per share (Preferred Shares) in connection with the adoption of the Rights Plan by our Board of Directors. The Company has agreed to initially reserve 100,000 Preferred Shares for issuance upon exercise of the rights under the Rights Plan from and after the date of distribution.

The rights issued pursuant to the Rights Plan expire on April 12, 2015 and are exercisable upon the earlier of ten business days after a person or group either (i) announces the acquisition of 15% or more of the Company’s outstanding common stock or (ii) commences a tender offer, which would result in ownership by the person or group of 15% or more of the Company’s outstanding common stock. Upon exercise, all rights holders except the potential acquirer will be entitled to acquire the Company’s common stock at a discount. The Company is entitled to redeem the rights in whole at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company’s common stock.

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

Overview

We are a biopharmaceutical company developing drugs to treat neurological diseases and disorders. We currently focus our research and development programs in the areas of neuroprotection, pain and neuroinflammatory diseases. Our most advanced product candidate, Cerovive® (NXY-059), is a novel free radical trapping neuroprotectant in development for the treatment of acute ischemic stroke. In May 2003, our exclusive licensee, AstraZeneca, commenced two Phase III clinical trials (SAINT I and II) with Cerovive® (NXY-059) to determine its effect on disability and neurological recovery in acute ischemic stroke patients. In August 2004, AstraZeneca initiated a Phase II trial (CHANT) to assess safety and tolerability of Cerovive® (NXY-059) in patients with acute intracerebral hemorrhage. Patient enrollment in the CHANT trial has been completed as of September 2005 and we expect to report data from this trial in coordination with AstraZeneca during the first quarter of 2006. In December 2004, we announced that patient enrollment in the SAINT I trial, one of the two Phase III trials with Cerovive® (NXY-059), had been completed. In May 2005, we announced that a first analysis of data from the Phase III SAINT I trial involving more than 1,700 patients and conducted by our exclusive licensee, AstraZeneca, showed that Cerovive® (NXY-059) demonstrated a statistically significant reduction versus placebo on the primary outcome of disability in patients after an acute ischemic stroke. However, on the National Institute of Health Stroke Scale (NIHSS), there was not a statistically significant difference in measurement of change in neurological impairment between the treatment groups. The clinical significance of these findings needs to be assessed in light of the outcome of SAINT II and CHANT trials. In July 2005, we announced that following consultations with regulators and the SAINT II trial Steering Committee, AstraZeneca has increased the planned enrollment of the Phase III SAINT II trial to 3,200 patients from the originally planned 1,700 patients. Based on enrollment trends to date, and recent progress by AstraZeneca adding new centers to the SAINT II trial, regulatory filings for Cerovive® (NXY-059) are expected to be submitted during the first half of 2007. AstraZeneca is responsible for funding and conducting all of the clinical trials with Cerovive® (NXY-059).

In addition to Cerovive® (NXY-059), we were independently conducting clinical trials with another product candidate, REN-1654, an oral drug candidate for neuropathic pain in the first seven months of 2005. REN-1654 was in a Phase II clinical trial for sciatica that we began in 2004. In March 2005, we announced our decision to discontinue development of REN-1654 in post-herpetic neuralgia (PHN). In August 2005, we announced our decision to discontinue development of REN-1654 as an oral medication. Based upon the modest effectiveness observed at the dose tested in this study, and safety findings that would limit testing of higher oral doses, the Company decided to end further development of REN-1654 and instead explore alternative routes of administration. In June 2005, we announced that we ended our Phase Ia clinical trial for REN-850, an investigational small molecule that was being studied for the treatment of multiple sclerosis (MS). The objective of this study was to assess the safety, tolerability and pharmacokinetics of escalating single doses of REN-850 in healthy volunteers. Based upon the interim data from the Phase Ia study with REN-850 the Company decided to end further development of REN-850.

We expect to incur substantial and increasing losses for the next several years as we:

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our research programs.

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

On December 31, 2003, we entered into a collaborative research, development and license agreement with Genentech under which we received an upfront payment of $5.3 million. We have deferred the upfront payment and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. Accordingly, we recognized $0.5, $1.8, $0.7 and $2.0 million respectively in contract revenue related to this agreement during the three and nine months ended September 30, 2005 and 2004. In July 2005, we revised the estimated completion date of the research period under the agreement to February 2006 from our previous estimate of December 2005. Accordingly, we expect to recognize the remaining deferred revenue on a straight-line basis from July through February 2006. We are currently pursuing discussions with Genentech about the future of our joint efforts on this program. The agreement with Genentech also provides for future milestones and royalties in connection with the development and commercialization of products that may arise from the collaboration.

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor, VR1. The collaboration focuses on treatments for pain, urinary incontinence and other diseases and disorders. Under the agreement, we received an upfront license fee of $10.0 million in July 2005. We have deferred the upfront license fee and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with research funding in excess of $7 million which is being recognized as the research efforts is being performed over the estimated research period. Accordingly, we recognized $2.2 million in contract revenue related to these agreements during the three and nine months ended September 30, 2005. Pfizer also has the option to extend the agreement for up to two additional years subject to additional funding requirements. Additionally, we will be eligible to receive research, development, approval and commercialization milestones resulting in total potential payments to the Company greater than $170 million through successful achievement of research development and commercialization milestones for each product resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, we will be entitled to receive royalties on net sales by Pfizer.

In addition to partnered programs, we are pursuing drug discovery programs targeted at next-generation cytoprotectants and certain purinergic receptions that are implicated in a broad spectrum of pain and inflammatory diseases. In our cytoprotectant program, we are pursuing the development of next-generation compounds that act similarly to Cerovive (NXY-059) for the treatment of myocardial infraction, kidney disease, stroke, neurodegeneration and potentially other diseases and conditions in which ischemia is thought to play a key role. As of September 30, 2005, we had an accumulated deficit of $148.3 million.

As of September 30, 2005, we had approximately $123.0 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for more than another 12 months. However, changes to our current operating plan may require us to consume our capital resources significantly sooner than we expect.

Revenues

To date, all of our revenue has been earned under agreements with AstraZeneca, Genentech and Pfizer. We do not expect to generate revenue from product sales or royalties until at least 2007, if at all. We seek to generate revenue from a combination of product sales, upfront fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized. Revenue derived from collaborative and strategic relationships helps us fund our operations and may increase in the future if we are successful in achieving milestones in our existing collaborations, licensing our technology and establishing new collaborations or strategic relationships. If we are unsuccessful in these goals, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Our research and development (R&D) expenses consist primarily of costs associated with research, preclinical development and clinical trials involving product opportunities we are pursuing internally in the areas of neuroprotection, pain and neuroinflammatory diseases. We do not incur research and development costs for Cerovive® (NXY-059), which is licensed to AstraZeneca.

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

Prior to our acquisition of pharmaceutical assets from Centaur Pharmaceuticals, Inc. (Centaur) in December 2002, we had incurred research and development expenses of approximately $20.8 million to assemble a team of neurobiologists and establish specialized capabilities in assay development, screening, lead optimization, target identification and target validation, which we used to pursue early stage research in the areas of pain and trauma. We are unable to estimate the portion of costs incurred that are allocable to the individual research activities we conducted during the periods prior to December 31, 2002 because we do not segregate costs among early-stage research programs for both management and external reporting. Moreover, given the early stage nature of these projects and the subsequent integration of intellectual property and product opportunities that we acquired from Centaur, we are unable to reasonably estimate the cost or timeline required to generate cash inflows from our research efforts.

During the three and nine months ended September 30, 2005 and 2004, we incurred research and development expenses of $6.5 million, $21.6 million, $8.6 million and $22.2 million, respectively. The total R&D costs related to individual research activities are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Clinical development activities	$0.9	$2.6	$4.1	$7.4
Preclinical R&D programs	5.6	6.0	17.5	14.8

	$6.5	$8.6	$21.6	$22.2

The decrease in clinical development expenses is a result of our decisions to end two clinical development programs, both of which involved multiple Phase II clinical studies that were ongoing throughout the first three quarters of 2004. Preclinical R&D expense, on the other hand, increased in 2005 from 2004 as a result of our investments in preclinical activities in the areas of neuroprotection, pain and neuroinflammatory diseases. During the 2005 period we made significant new investments in our preclinical programs primarily to add key personnel in chemistry and pharmacology to support expansion of our preclinical programs, including our program with Pfizer to identify antagonists of the vanilloid receptor, VR1, as well as external studies needed to support advancement of REN-850 into clinical development during the first half of 2005. We also maintained our effort to identify and advance molecules with properties similar to Cerovive that we believe could be useful in a range of ischemic conditions and we invested in certain pilot programs to build our pipeline of new investment opportunities within the Company.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance and business development. Other significant costs include allocated facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We anticipate incurring increases in general and administrative expenses, such as increased costs of compliance with certain sections of the Sarbanes-Oxley Act of 2002, insurance and investor relations associated with operating as a publicly-traded company. These increases will also likely include the hiring of additional personnel.

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

Revenue from nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenue ratably over the estimated period of performance under the research agreement. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition.

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

Stock Compensation

We account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The information regarding net loss as required by SFAS No. 123 has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

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

Acquired In-Process Research and Development

Acquired in-process research and development relates primarily to purchased in-licensed technology, intellectual property and know-how. We evaluate the stage of development of acquired projects, taking into account the level of effort, time and estimated cost associated with further developing the in-process technology and producing a commercial product. The nature of the remaining efforts for completion of acquired in-process research and development projects generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other regulatory bodies, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist with respect to the timely completion of development projects, including clinical trial results, manufacturing process development results and ongoing feedback from regulatory authorities, including obtaining marketing approval. In addition, acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment or the introduction of new competitive products. As a result of the uncertainties noted above, we expense such acquired in-process research and development projects when incurred.

Clinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

Some of our research and development, including certain clinical study activity, is conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

Revenue

Revenue for the three and nine months ended September 30, 2005 and 2004 was $2.7, $4.0, $0.7 and $2.0 million, respectively. Revenue in 2004 resulted from a collaborative agreement with Genentech, which was signed at the end of 2003. Under this agreement with Genentech we received an upfront payment of $5.3 million that we are recognizing as revenue on a straight-line basis over the two-year estimated research period of the agreement. In July 2005, we revised the estimated completion date of the research period under the agreement to February 2006 from December 2005. Accordingly, we expect to recognize the remaining deferred revenue on a straight-line basis from July 2005 through February 2006. Revenue in 2005 resulted from collaborative agreements with Genentech and Pfizer. We executed the Pfizer agreements in May 2005 and received an upfront license fee of $10.0 million in July 2005. We recorded the upfront license fee as deferred revenue and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years beginning in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with research funding of $0.9 million per quarter during the two-year research period. We received the first of these payments during the quarter ended September 30, 2005.

The increase in revenue in the three and nine months ended September 30, 2005 over the comparable periods in 2004 reflected the recognition of $2.2 million under the Pfizer agreements, offset by a decrease of $0.2 million recognized under the Genentech agreement due to the extension of the estimated completion date of the research period from December 2005 to February 2006.

Research and Development Expenses

Total research and development expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total R&D expense	$6,451	$8,577	$21,623	$22,192
Dollar decrease	$(2,126)		$(569)
Percentage decrease	(25)%		(3)%

The decrease in R&D expense in the three and nine months ended September 30, 2005 over the comparable period in 2004 reflected our decisions to end two clinical development programs, both of which involved multiple Phase II clinical studies that were ongoing throughout the first three quarters of 2004, which was partially offset by investments in our preclinical activities in the areas of neuroprotection, pain and neuroinflammatory diseases. Specific changes include:

•	External clinical trial costs decreased by $0.9 million in the third quarter of 2005 and $1.6 million year to date in 2005 as compared to 2004 primarily due to our decisions to end clinical development programs involving REN-1654 and REN-213.

•	Costs related to pharmacology, in vivo studies and manufacturing of clinical drug supplies decreased by $1.0 million in the third quarter of 2005 and $1.6 million year to date in 2005 as compared to 2004 as a result of the cancellation of certain clinical projects.

•	Employee costs increased by $0.3 million in the third quarter of 2005 and $1.7 million year to date in 2005 as compared to 2004 primarily due to the addition of key personnel in our pre-clinical development operations, merit pay increases and increasing benefit costs through September 30, 2005.

•	Facilities and other shared expenses allocated to R&D increased by $1.1 million year to date in 2005 due to increased headcount in allocated cost centers such as information technology, as well as increases in depreciation and other miscellaneous expenses. Facilities and other shared expenses allocated to R&D in the third quarter of 2005 remained relatively consistent with the corresponding period in 2004.

•	License fees decreased by $0.4 million in the third quarter of 2005 but remained relatively consistent year to date in 2005 as compared to 2004.

The table below summarizes the current status of our product candidates:

Program	Indication	Clinical Status	Commencement of Current Phase
Cerovive® (NXY-059)	Acute Ischemic Stroke	Phase III	Second quarter 2003

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

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage change as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total G&A expense	$2,013	$2,092	$6,674	$6,276
Dollar increase / (decrease)	$(79)		$398
Percentage increase / (decrease)	(4)%		6%

General and administrative expense for the three months ended September 30, 2005 remained relatively consistent with the corresponding period in 2004. General and administrative expenses increased by $0.4 million for the nine months ended September 30, 2005 compared to the corresponding period in 2004. This increase in G&A expense during the period is primarily due to professional fees and consulting expense that we incurred as part of our efforts to comply with the Sarbanes-Oxley Act of 2002 and our engagement in business development activities.

Amortization of Employee Stock-Based Compensation. In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation of $17.3 million representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. We recorded this amount as a component of stockholders’ equity (net capital deficiency) and are amortizing the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of employee stock-based compensation of $1.0 million and $3.1 million for the three and nine months ended September 30, 2005 and $1.2 million and $3.6 million for the three and nine months ended September 30, 2004, respectively.

As of September 30, 2005, we had $5.7 million of deferred stock compensation.

Interest Income.

Total interest income and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total interest income	$565	$410	$1,378	$1,025
Dollar increase	$155		$353
Percentage increase	38%		34%

The increase in interest income for the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004 was primarily attributable to higher rates of return on investment balances.

Interest Expense.

Total interest expense and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total interest expense	$(85)	$(71)	$(292)	$(276)
Dollar increase	$14		$16
Percentage increase	20%		6%

Interest expense for the three and nine months ended September 30, 2005 remained consistent with the corresponding periods in 2004. Outstanding debt at September 30, 2004 was $0.4 million higher than at September 30, 2005. However, interest expense is slightly higher in the three and nine months ended September 30, 2005 due to higher interest rates on amounts borrowed under a credit facility for equipment financing in 2005 as compared to 2004.

2005 Financial Guidance

For the year ending December 31, 2005, the Company presently anticipates:

•	Total contract revenue from existing agreements with Genentech and Pfizer in the range of $6.5 million to $7.0 million; and

•	Total operating expenses in the range of $40 million to $45 million.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of September 30, 2005, we had received approximately $124.8 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In July 2005, we received $10.9 million from Pfizer pursuant to a collaborative research agreement executed in May 2005. In September 2005, we completed a public offering of common stock under which we received net proceeds of approximately $50.6 million. In addition, since inception to September 30, 2005, we had financed through loans the purchase of equipment and leasehold improvements totaling approximately $11.7 million, of which $3.9 million was outstanding as of September 30, 2005. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 11.66% and are due in monthly installments through September 2009.

At September 30, 2005, we had $123.0 million in cash, cash equivalents and short-term investments as compared to $87.0 million at December 31, 2004, an increase of $36.0 million. The increase resulted from the closing of our public offering of common stock in September 2005 through which generated net proceeds of approximately $50.6 million. This increase was offset by cash used to fund operations. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

Net cash used in operating activities amounted to $14.2 million during the nine months ended September 30, 2005, compared to $18.0 million during the same period last year and primarily reflected the net loss occurring for this period of $26.3 million, decreases in accounts payable and other accrued liabilities during this period of $0.8 and $0.9 million, respectively; and an increase in accrued compensation and deferred revenue during this period of $0.4 and $6.9 million, respectively. The change in assets and liabilities was partially offset by noncash charges for amortization of deferred stock compensation of $3.1 million, noncash issuances of equity of $1.3 million and depreciation and amortization of capital equipments of $2.2 million The decrease in net cash used in operating activities in 2005 as compared to 2004 was primarily due to the increase in our contract revenue by $2.0 million. In July 2005, we received an upfront payment of $10.0 million and research funding of $0.9 million for the third quarter of 2005 from Pfizer compared with no corresponding amount in 2004. Furthermore, our operating expense decreased by $0.7 million year to date in 2005 as compared to 2004 primarily as a result of cancellation of certain clinical trial projects.

Net cash used in investing activities was $10.8 million during the nine months ended September 30, 2005 as compared to $51.4 million during the same period in 2004. Net cash used in investing activities in 2005 resulted primarily from purchases of short-term investments which were offset by proceeds from sales and maturities of short-term investments. Net cash used in investing activities in 2004 resulted primarily from purchases of short-term investments with the proceeds from our initial public offering, partially offset by sales and maturities of short-term investments.

Net cash provided by financing activities was $51.9 million for the nine months ended September 30, 2005, compared to $72.7 million during the same period in 2004. Net cash provided by financing activities in 2005 resulted primarily from net proceeds of $50.6 million received from the issuance of common stock through our public offering in September 2005, $1.0 million in proceeds received from the issuance of common stock upon option exercises and $1.6 million in proceeds received from financing of equipment purchases through our existing credit facilities partially offset by principal payments of $1.2 million on these financings. Net cash provided by financing activities in 2004 primarily reflected the net proceeds received from the completion of our initial public offering and concurrent private placement with Genentech and proceeds from our credit facilities, partially offset by principal payments on our credit facilities.

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

Based upon our current operating plan, we believe that our cash and cash equivalents and short-term investments as of September 30, 2005 will be sufficient to meet our projected operating requirements for more than the next 12 months.

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

We filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. The actual sale will be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents, or through underwriters or dealers. In September 2005, we sold 4,000,000 shares of common stock to the public at $13.50 per share for an aggregate proceeds of $54 million. As of September 30, 2005, $46 million worth of securities remains available under this registration statement.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements.

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

Our future success is dependent upon, among other factors, our ability to develop working products and our ability to successfully complete clinical trials. All of our potential products currently are in research, preclinical development or clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. All of our potential products will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any of our research and development and clinical trial efforts will result in viable new products. For example, in July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate we were developing for the treatment of acute post-operative pain. In March 2005, we announced our decision to discontinue efforts to develop REN-1654 for the treatment of post-herpetic neuralgia or PHN, and, in August 2005, based on results of our Phase II clinical trial study REN-1654 in patient volunteers with sciatica, we announced that we were discontinuing development of REN-1654 as an oral medication. In June 2005 we announced our decision to discontinue efforts to develop REN-850 for the treatment of multiple sclerosis (MS).

Any failure or substantial delay in completing clinical trials for our product candidates, including Cerovive® (NXY-059) and REN-1654 may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products or the potential products of our current and future strategic partners and licensees, we and our strategic partners or licensees must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The success of this preclinical and clinical testing is critical to achieving our product development goals. If our product development efforts are unsuccessful, we will not obtain regulatory approval for them, we will not generate sales from them, and our business and results of operations would be adversely affected.

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

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and our success may not be indicative of results in a large number of patients or long-term efficacy. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in early stage development. The results from the Phase III SAINT I trial for Cerovive® (NXY-059) may not be predictive of results obtained in the second Phase III clinical trial, SAINT II. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. In addition, even if the primary endpoint of the SAINT II trial is achieved, if the SAINT II trial does not demonstrate positive trends or statistically significant benefits with respect to neurological impairment measured using the NIHSS, the ability of Cerovive (NXY-059) to obtain regulatory approval in certain jurisdictions outside the United States could be impaired and market acceptance for Cerovive (NXY-059) could be adversely affected. The potential market opportunity for Cerovive (NXY-059) will also likely depend in part on whether Cerovive (NXY-059) may be labeled for administration prior to a CT scan. Failure to demonstrate the safety and effectiveness of our product candidates in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

Failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays or rejections if we, our strategic partners or licensees are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. When one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. At various times, Cerovive® (NXY-059) has each been involved in multiple clinical trials that were enrolling patients simultaneously. Any delays in planned patient enrollment may result in increased costs and delays, which could harm our ability to develop products.

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

In order to market our products outside of the United States, we and our strategic partners and licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States, including the risks that our product candidate may not be approved for all indications that we request, which could limit the uses of our product and adversely impact our potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Even if our product candidates are approved and commercialized, competitive products may impede market acceptance of our products.

Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than existing drugs. Even if approved and commercialized, Cerovive® (NXY-059), or any future product candidates, may fail to achieve market acceptance with hospitals, physicians or patients. If our products do not receive market acceptance for any reason, our revenue potential could be diminished which would materially adversely affect our business, financial condition and results of operations.

Further, our competitors may develop new products that could be more effective or less costly, or that may seem more cost-effective, than our products. For example, although we believe that Cerovive® (NXY-059) would not face direct competition from products currently available to stroke victims, a number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with Cerovive® (NXY-059). Competitors developing such products include Astellas Pharma, Inc., IVAX Pharmaceuticals, Inc., Vertex Pharmaceuticals Incorporated and D-Pharm Ltd.

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

Since our inception, we have incurred significant net losses, including a net loss of $6.3 million and $26.3 million for the three months and nine months ended September 30, 2005 respectively, and net losses of $10.9 million and $29.4 million for the corresponding periods ended September 30, 2004, respectively. As of September 30, 2005, our cumulative net loss was $148.3 million. We have not yet completed the development, including obtaining regulatory approvals, of any of our product candidates and, consequently, have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the nine months ended September 30, 2005, our net cash used in operating activities was $14.2 million and we had capital expenditures of $2.1 million. During nine months ended September 30, 2004, our net cash used in operating activities was $18.0 million and we had capital expenditures of $1.5 million for the same period. Our future capital requirements depend on many factors, including:

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

In addition to strategic collaborations, we may seek funding through private or public sales of our securities, entering into credit arrangements or by licensing all or a portion of our technology. This funding may significantly dilute existing stockholders or may limit our rights to our technology.

We filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. The actual sale will be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents or through underwriters or dealers. In September 2005, we sold 4,000,000 shares of common stock to the public at $13.50 per share for aggregate proceeds of $54 million. As of September 30, 2005, $46 million worth of securities remains available under the registration statement.

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

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products, including Cerovive® (NXY-059), that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to discontinue development of a product candidate, such as Cerovive® (NXY-059) or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biotechnology and pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in our December 31, 2005 Form 10-K. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements if our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if said firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified or has a scope limitation. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404; however, there is a significant risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances should be interpreted in the context of an assessment of internal controls over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or could limit our ability to obtain additional financing.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

Prior to our initial public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	the results from our clinical trial programs, including the Phase III clinical trials for Cerovive® (NXY-059) and any future trials we may conduct;

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	comments by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	rumors relating to us or our competitors;

•	additions or departures of key personnel;

•	third party reimbursement policies; and

•	developments concerning current or future strategic alliances.

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

If acting together, our directors and executive officers and their affiliates can influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

These provisions include:

•	a classified board of directors;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only by (i) the Chairman of the Board of Directors, (ii) the Chief Executive Officer, or (iii) the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations;

•	a requirement of approval of not less than 662/3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend certain provisions of our certificate of incorporation; and

•	the authority of the Board of Directors to issue preferred stock with such terms as the Board of Directors may determine.

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

Our Registration Statement on Form S-3 (Reg. No. 333-122762) was declared effective by the SEC on May 23, 2005. We completed our public offering under this Registration Statement on September 28, 2005 for gross proceeds of $54,000,000. The Company paid the underwriters a commission of $3,240,000 and incurred offering expenses of $162,000. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of approximately $50,600,000.

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

Issuer Purchases of Equity Securities

The following table shows our repurchases of common stock during the three months ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July	530	$1.20
August	604	$2.33
September	1,446	$2.48

Total	2,580	$1.63

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 2005.

Renovis, Inc.

/s/ John C. Doyle
John C. Doyle Chief Financial Officer (Principal financial and accounting officer)