Form 10-K
period 2005-12-31
RENOVIS INC
filed 2006-03-14
CIK 1118361

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark whether registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $247,776,385 computed by reference to the last sales price of $15.27 as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2005.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 1, 2006 was 29,064,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 75 days after registrant’s fiscal year end December 31, 2005 are incorporated by reference into Part III of this report.

RENOVIS, INC.

FORM 10-K — ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2005

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contains forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•	the progress, timing and completion of the research, development and clinical trials for NXY-059 and any of our future product candidates;

•	our exclusive licensee’s ability to market, commercialize and achieve market acceptance for NXY-059 and our ability to do the same with any of our future product candidates;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our relationships with licensees, partners and collaborators;

•	sufficiency of our cash reserves;

•	filing for and receipt of future regulatory approvals or clearances;

•	implementation of our corporate strategy; and

•	our future financial performance.

Forward-looking statements also include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources and our intention to seek revenue from product sales, upfront fees and milestone payments and royalties resulting from the licensing of our intellectual property. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable products or that any of our programs will be partnered with pharmaceutical partners. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this annual report and other risks detailed in our reports filed with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

Item 1. Business

Overview

Renovis is a biopharmaceutical company with a primary focus on the discovery, development and commercialization of drugs to treat neurological diseases and disorders. Our most advanced product candidate, NXY-059 (formerly known as “Cerovive”), is a novel free radical trapping neuroprotectant in Phase III clinical trials for the treatment of acute ischemic stroke with our exclusive licensee, AstraZeneca AB (AstraZeneca). Upon commercialization of NXY-059 we are entitled to receive mid-teen royalties on worldwide net sales. We are currently conducting drug discovery programs in the areas of neurprotection, pain and inflammatory diseases.

In addition to the relationship with AstraZeneca, we have a collaboration with Pfizer, Inc. (Pfizer) to discover and develop product candidates targeting the vanilloid receptor, VR1, and a collaboration with Genentech, Inc. (Genentech) in the areas of nerve growth and anti-angiogenesis.

NXY-059 (formerly known as “Cerovive”)

NXY-059 is a novel free radical trapping neuroprotectant in development for the treatment of acute ischemic stroke by our exclusive licensee, AstraZeneca. Stroke is the third leading cause of death and the leading cause of adult long-term disability in the industrialized world. NXY-059 is a neuroprotectant which reduces infarct size and preserves brain function in experimental models of acute ischemic stroke. We believe that if NXY-059 demonstrates neuroprotective benefits in stroke patients, the drug candidate may also prove useful to treat a range of other brain injuries.

Current Clinical Trials

In May 2003, our exclusive licensee, AstraZeneca, initiated two multi-national, multi-center, randomized, double-blinded Phase III clinical trials (SAINT I and SAINT II) to test NXY-059 versus placebo in acute ischemic stroke patients. The primary endpoint of the SAINT trials is reduction versus placebo of global disability measured three months after stroke using a standard disability scoring system called the Modified Rankin Scale (mRS). The first trial, SAINT I, was conducted primarily in Europe. The second trial, SAINT II, is being conducted primarily in the United States, Canada and Europe. The SAINT trials are designed to determine the efficacy and evaluate the safety of NXY-059 when administered up to six hours after the onset of stroke symptoms. To be enrolled in the SAINT trials, patients must show symptoms of acute ischemic stroke with limb weakness and have had full functional independence before their stroke.

In May 2005, we announced, in coordination with AstraZeneca, results from the SAINT I trial involving more than 1,700 patients in 150 centers in 24 countries. Analysis of the data from this trial yielded several key findings:

•	NXY-059 achieved its primary endpoint in the trial by showing a statistically significant reduction versus placebo of disability in patients after an acute ischemic stroke as measured using the mRS (p=0.038);

•	the clinical benefit for patients was seen across the mRS scale, including 3.7% more patients recovering the ability to walk (p=0.02) and being less dependent on others for bodily needs and 4.4% more patients achieving complete recovery, compared to those receiving placebo (p=0.003);

•	the clinical benefit was evident at the earliest time point assessed (7 days) and persisted through the end of the study (90 days);

•	NXY-059 appeared to have a good safety profile and was well tolerated as the overall incidence and profile of adverse events was comparable to placebo;

•	mortality was unaltered by treatment; and

•	the clinical effect of NXY-059 was evident regardless of time-to-treatment, stroke severity and treatment with tissue plasminogen activator (tPA).

The SAINT I results established NXY-059 as the only neuroprotectant ever to reach a statistically significant, positive result on the primary endpoint in an international Phase III trial. The data did not show a significant effect in a pre-specified statistical analysis of NXY-059’s effect on neurological impairment as measured using the NIH Stroke Scale (NIHSS). However, based on a subsequent review, we believe that the pre-specified statistical analysis was inappropriate to the NIHSS dataset. When a more appropriate statistical analysis was applied to the NIHSS endpoint in SAINT I, a trend was seen in favor of NXY-059, although it was not statistically significant. The NIHSS is referred to as a co-primary endpoint measure in the SAINT I and II protocols in recognition of its role as the most important supportive efficacy endpoint after the single primary endpoint measure, the mRS. Based on consultations with the U.S. Food and Drug Administration (FDA) we believe that replication in SAINT II of the statistically significant result seen in SAINT I on the primary endpoint, measured using the mRS, would be sufficient evidence of efficacy.

Based on its review of the SAINT I data and subsequent consultations with the FDA and leading stroke experts, AstraZeneca made several changes to SAINT II to provide added assurance that the ongoing, confirmatory Phase III trial with NXY-059 will build on the success of SAINT I, as follows:

•	increased the planned enrollment to 3,200 patients from the originally planned 1,700 patients to provide 80 percent power to replicate the SAINT I results;

•	pre-specified reduction of ICH in tPA-treated patients as an endpoint; and

•	modified the statistical analysis of the endpoint of neurological impairment measured using the NIHSS.

The expansion of the SAINT II trial to involve approximately 3,200 patients and 350 centers globally represents a significant additional investment by AstraZeneca to improve the statistical powering of this trial in order to confirm the results seen in the SAINT I trial. Additionally, we believe that with these changes, SAINT II will provide more useful information about the effect of NXY-059 on neurological impairment and ICH in tPA-treated patients. Based on enrollment trends to date, AstraZeneca has previously announced its intention to file regulatory applications for marketing approval of NXY-059 during the first half of 2007, subject to successful completion of the ongoing SAINT II trial.

In addition to the ongoing SAINT II trial, AstraZeneca conducted a Phase IIb trial or CHANT (Cerebral Hemorrhagic And NXY-059 Treatment), to assess the safety and tolerability of NXY-059 in approximately 600 hemorrhagic stroke patients in 20 countries. CHANT was a double-blind, randomized, placebo-controlled, parallel group Phase IIb study conducted to evaluate the safety and tolerability of NXY-059 in patients with acute intracerebral hemorrhage (ICH). As in the SAINT trials, patients were randomized to receive 72 hours intravenous infusion of NXY-059 or placebo within six hours of symptom onset. Existing treatment options for acute ischemic stroke, such as tPA, require a computerized tomography, or CT scan, prior to administration because they are unsafe for use in hemorrhagic stroke patients. We believe that if NXY-059 is shown to be safe for use in hemorrhagic stroke patients NXY-059 could be labeled for administration prior to a CT scan.

In March 2006, we announced, in coordination with AstraZeneca, preliminary results from the Phase IIb CHANT safety and tolerability trial with NXY-059 in ICH. Although NXY-059 is in development for the treatment of acute ischemic stroke, it was felt important to assess the safety and tolerability of NXY-059 in ICH as treatment may be initiated prior to a neuroimaging confirmation of the diagnosis of acute ischemic stroke. An analysis of the data showed that the safety and tolerability of NXY-059 was similar to placebo, with comparable mortality rates (20% in each group) and no difference between the NXY-059 and placebo groups on the secondary endpoint of stroke outcomes after ICH in the study. Safety and tolerability in the CHANT trial were assessed in terms of mortality, adverse events, neuroimaging scans, presence of abnormal findings on vital signs, laboratory assessments, and by electrocardiography (ECG).

Market Opportunity

Stroke is the leading cause of adult long-term disability and the third leading cause of death in the industrialized world. Nevertheless, acute treatments for stroke are severely limited. Neuroprotective drugs, which boost the ability to halt the ischemic cascade, offer hope to sufferers, but as yet, no such compound has received US approval.

Stroke is an acute medical condition involving the death of brain tissue caused by blockage or rupture of the blood vessels leading to or within the brain. There are two major types of strokes. According to the American Heart Association, ischemic strokes account for approximately 88% and hemorrhagic strokes account for approximately 12% of all strokes in the United States. Ischemic strokes are caused by a blockage, called an occlusion, within an artery leading to or within the brain, while hemorrhagic strokes are caused by the sudden rupture or bursting of such an artery. When either kind of stroke occurs, blood flow and the supply of oxygen to an area of the brain are interrupted, leading to death of brain tissue. Although initial damage to brain tissue occurs within the first hour, much of the long-term damage occurs subsequently up to three days after the stroke.

A primary goal of any stroke treatment is to limit long-term disability by reducing the amount of damage to brain tissue that would otherwise occur without treatment. Existing treatment options, called thrombolytics, focus on restoring blood flow in patients with acute ischemic stroke and must be administered no more than three hours after the stroke. For a thrombolytic, such as recombinant tissue plasminogen activator (tPA), to be administered safely, a patient must receive a computerized tomography (CT) scan within three hours of the onset of symptoms to verify that the stroke did not result from bleeding in the brain (a hemorrhagic stroke), a condition that would be worsened by administration of a thrombolytic. In addition, thrombolytics may induce brain hemorrhage in ischemic stroke patients. According to the American Heart Association, only 3% to 5% of stroke patients receive tPA for acute ischemic stroke, which we believe is due to the treatment restrictions associated with thrombolytics.

The only neuroprotectant drug approved for treatment of stroke patients is edaravone, which is approved only in Japan. Edaravone was approved by Japanese regulatory authorities based on positive results from a 252-patient Phase III trial. In its first full year on the market in Japan (2002-2003), edaravone achieved sales in excess of $275 million and was administered to more than 125,000 patients. However, following its approval and introduction to the market, edaravone was associated with infrequent serious adverse events, including deaths, in a number of patients with kidney dysfunction. Given these safety concerns, we believe it is unlikely that this drug will be approved in the United States or Europe. Edaravone is a free radical scavenger (see below) that differs from NXY-059 in both structure and metabolism. Accordingly, we believe that the safety concerns with edaravone are not predictive of the safety of NXY-059.

According to the American Heart Association, the annual cost of stroke-related care in the United States exceeded $56.8 billion in 2005 and the average lifetime cost of ischemic stroke exceeds $140,000 per patient including inpatient care, rehabilitation and follow-up care. Based on figures reported by Datamonitor, a business information company, more than two million strokes occur each year in the world’s major industrialized countries, and, according to the American Heart Association, 700,000 of such strokes occur in the United States. The leading product for stroke is tPA, which, due to its treatment restrictions, is used to treat only 3% to 5% of stroke patients annually. We believe there is a significant unmet need for safe and effective stroke therapeutics and a neuroprotectant drug capable of reducing stroke-related mortality and disability that can be administered safely within six hours after stroke would be used to treat a substantially broader population of stroke victims.

Scientific Overview

NXY-059, a novel compound of the nitrone class, is a neuroprotectant that binds to and inactivates (by scavenging or trapping) cell-damaging free radicals. Free radicals are toxic molecules that the body produces in response to tissue injury, in particular after a stroke. As a free radical trapping neuroprotectant, NXY-059 acts to neutralize the free radicals and protects brain cells from further damage and death.

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

Given the history of clinical trials for stroke drugs that did not demonstrate efficacy, an industry/academic roundtable group was convened in the late 1990s to establish a stringent set of preclinical and clinical criteria designed to guide the successful development of neuroprotectant drugs. This group published the Stroke Therapy Academic Industry Roundtable criteria (the STAIR criteria) in 1999 in order to improve the selection process for a drug to enter pivotal human clinical trials. Based on our research and review of published data, we believe NXY-059 was the first stroke drug candidate to meet all of the STAIR criteria.

The NXY-059 Solution

NXY-059 binds to and inactivates (or traps) free radicals thereby protecting brain cells from damage caused by a stroke, but, unlike a thrombolytic, it does not restore blood flow. It has been shown to reduce infarct size and preserve brain function in animal models of stroke. The functional improvement seen in these models shows the potential to preserve functions such as speech, movement and memory in stroke patients. By trapping free radicals, NXY-059 targets a more clinically relevant therapeutic window than many drugs previously tested. NXY-059 may also have mechanisms of action that protect neurons beyond its function as a free radical trap. We believe that NXY-059 is positioned to be the first neuroprotectant drug marketed for stroke in the United States and Europe.

NXY-059 represents the first use of a class of compounds called nitrones to be developed in the clinic for stroke. NXY-059 demonstrates neuroprotective efficacy in both transient and permanent occlusion ischemic stroke models and hemorrhagic stroke models in rats, in permanent occlusion ischemic stroke models in monkeys and in another stroke model in rabbits. It has been shown to substantially lessen both motor and cognitive disability and to reduce infarct volume in monkeys when administered four hours after the onset of an ischemic stroke.

We believe that NXY-059 may have another therapeutic value for stroke patients as well. When blocked arteries are unblocked, either spontaneously or by a thrombolytic drug, a rapid increase in blood flow, called reperfusion, occurs resulting in further brain damage, called reperfusion injury. Much of the reperfusion injury involves a sudden increase in free radicals. Following many ischemic strokes, there is spontaneous unblocking of arteries (thrombolysis). About half of stroke patients spontaneously reperfuse within three to four days. We believe that the continuous intravenous administration of NXY-059 for 72 hours will continue to protect the brain of stroke patients against the damage that occurs from the production of free radicals during both spontaneous reperfusion and reperfusion induced by thrombolytic drugs. If NXY-059 receives marketing approval, we believe it may be used both as monotherapy as well as in combination with tPA and other thrombolytic (blood flow increasing) therapies that are currently being developed.

Prior Clinical Trials

A total of ten clinical trials were performed with NXY-059 prior to the Phase III SAINT trials and the Phase IIb CHANT trial, including two trials in subjects with acute ischemic or hemorrhagic stroke (184 subjects exposed to NXY-059), seven in healthy subjects (286 subjects exposed to NXY-059) and one in subjects with kidney impairment (24 subjects exposed to NXY-059). Four double-blinded, placebo controlled trials have been performed in healthy volunteers to explore safety, tolerability, absorption, metabolism, distribution and excretion of NXY-059 administered intravenously (i.v.) for eight to 72 hours in increasing doses. The adverse events that occurred were not considered clinically significant and NXY-059 was hence judged to be well tolerated in healthy volunteers in these trials.

Two Phase IIa trials were performed to evaluate safety and tolerability of 72-hour infusions of NXY-059 in subjects with acute stroke. The first trial enrolled 135 subjects with ischemic stroke and fifteen subjects with hemorrhagic stroke. The second trial enrolled 135 subjects with symptoms of acute ischemic stroke. The study drug was initiated within 24 hours of symptom onset. NXY-059 was well tolerated with no concerns raised by the safety evaluation.

We believe that NXY-059 entered Phase III clinical trials with strong preclinical and clinical data on safety and efficacy. Our belief, based on our research and review of published data, is that NXY-059 was the first neuroprotectant to meet the STAIR criteria, and is the only drug candidate that has been shown to substantially decrease both motor and cognitive disability in primates when given four hours after stroke.

Commercialization

Renovis has licensed to AstraZeneca the rights to develop, market and sell NXY-059 worldwide. Pursuant to a license agreement, AstraZeneca made milestone payments totaling $4.5 million to Renovis in February 2003 when it received FDA approval to commence the Phase III clinical trials. AstraZeneca may be required to make additional milestone payments to Renovis in the future upon regulatory filings and marketing approvals of NXY-059 in the United States and other territories. Furthermore, Renovis is entitled to receive mid-teen percentage royalties on worldwide net sales of NXY-059. AstraZeneca has announced a goal to file for regulatory approval of NXY-059 in the first half of 2007.

If NXY-059 meets its target product profile, we believe that it will be adopted rapidly by physicians in an area with a significant medical need due to the limitations of existing therapies and the severe nature of the disabilities suffered by many stroke patients. As one of the world’s leading pharmaceutical companies, AstraZeneca’s global regulatory, sales and marketing capabilities should allow it to drive rapid product adoption and use throughout the world. In addition, AstraZeneca is well positioned to potentially broaden the clinical uses and tests of the drug candidate in related indications involving brain injury.

Drug Discovery Programs

The objective of our drug discovery programs is to efficiently assemble a portfolio of high potential product opportunities. We intend to accomplish this objective through both investments in our internal drug discovery efforts and by applying our expertise in selectively acquiring or in-licensing product opportunities and technologies that complement our existing business. To advance our internal programs and capitalize on external opportunities, we have built a small molecule drug discovery capability that includes molecular biology, bioinformatics, cheminformatics, medicinal chemistry, toxicology and pharmacology expertise.

In our programs that address various forms of pain, our strategy is to pursue novel mechanisms of analgesia that are superior to those of existing pain treatments. For instance, our most advanced drug discovery program is focused on small molecules that inhibit vanilloid receptor 1 (VR1), with an objective of developing a new class of treatment for inflammatory pain and neuropathic pain. Key mediators of pain signaling are ion channels, which regulate the flow of different ions (charged atoms) between the inside and outside of neurons. The transient receptor potential ion channels constitute a large and diverse family, several of which are thought to mediate pain signaling and are attractive targets for drug discovery. The best known of these is VR1. We believe drugs that block VR1, preventing it from activating nerve cell signaling, could be effective, non-narcotic analgesics and could also be effective for treating non-neurological conditions such as urinary incontinence, irritable bowel syndrome and asthma.

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer Inc. (Pfizer) to research, develop and commercialize small molecule compounds which work by targeting VR1. The collaboration focuses on treatments for pain, urinary incontinence and other diseases and disorders. Under the agreements, we received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provide us with research funding in excess of $7.0 million during the first two years of the collaboration. Pfizer also has the option to extend the agreements for up to two additional years subject to additional funding requirements. Additionally, we will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to us greater than $170 million through successful achievement of research development and commercialization milestones for each product candidate resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, we would be entitled to receive royalties on net sales by Pfizer.

In addition to our agreements with Pfizer, in December 2003 we entered into a collaboration agreement with Genentech Inc. (Genentech) for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid us an upfront license and technology access fee of approximately $5.3 million in January 2004 and made a $3.0 million equity purchase concurrent with our initial public offering. The funded research period under this agreement ended in February 2006. The agreement with Genentech remains in effect after February 2006 and we will continue to coordinate research efforts through the Joint Research Committee that was set up to guide the program. We are eligible to receive future milestone and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech. In exchange, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialized protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role. Unless Genentech exercises certain rights and makes additional payments to us, we will have the right to develop and commercialize products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions. We would be required to make royalty payments, and in certain cases milestone payments, to Genentech on products that we develop and commercialize under the collaboration.

In addition to these partnered programs, we are independently pursuing drug discovery programs targeted at next-generation cytoprotectants and certain purinergic receptors that are implicated in broad spectrum of pain and inflammatory diseases. In our cytoprotectant programs, we are pursuing the development of next-generation compounds that act similarly to NXY-059 for the treatment of diseases and conditions in which ischemia is thought to play a key role. For our programs focused on purinergic receptors, we believe that our medicinal chemistry expertise and focused compound library are well suited to producing drug candidates for these novel targets.

Total research and development expenses for the years ended 2005, 2004 and 2003 were $28.3 million, $30.7 million and $20.4 million, respectively.

Strategy

Our goal is to become a leading biopharmaceutical company focused on discovering, developing and commercializing novel drugs to treat neurological diseases and disorders. The key elements of our strategy for achieving this goal are to:

Build a balanced portfolio of product candidates.    We believe that our scientific expertise is broadly applicable to a wide range of neurological and related diseases and disorders and that expanding our product portfolio will mitigate some of the risks associated with drug development. The development and commercialization of our most advanced product candidate, NXY-059, is the responsibility of our exclusive licensee, AstraZeneca. We intend to advance our earlier stage product candidates toward commercialization as rapidly as practicable, while also seeking to acquire or in-license additional product candidates. We believe our scientific expertise enables us to effectively identify and capitalize on external product opportunities as evidenced by our acquisition of NXY-059 from Centaur Pharmaceuticals, Inc. We also intend to undertake new discovery projects to identify novel product opportunities for internal development or collaboration.

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

Develop orally available, small molecule drugs.    Our independent drug discovery and development efforts generally focus on orally available small molecule drugs. The major commercial advantage of small molecule product candidates is the potential for oral administration. In addition, small molecule drugs can be manufactured by conventional methods, resulting in lower manufacturing costs and higher margins than for other types of drugs, such as protein therapeutics.

Establish selective corporate collaborations to assist in the development and commercialization of our products while retaining significant commercial rights.    We leverage the development, regulatory and commercialization expertise of our exclusive licensee, AstraZeneca, to mitigate risk and accelerate the development of NXY-059. We intend to selectively form corporate collaborations to further leverage our internal resources to undertake projects that are beyond our resources while retaining significant economic rights to our products. Such projects include establishing a broad-based sales capability and completing large and costly clinical trials.

Strategic Alliances

AstraZeneca

Our agreement with AstraZeneca grants them exclusive worldwide rights to develop, manufacture and market NXY-059. Under the agreement, we are entitled to receive future milestone payments upon occurrence of each of the following events: filing of a marketing authorization application with European or Japanese regulatory authorities, approval of such marketing authorization application, filing of a new drug application (NDA) with the FDA and approval of such NDA. We are also entitled to mid-teen percentage royalties on worldwide net sales of NXY-059. AstraZeneca has responsibility for all aspects of clinical development, commercialization activities and manufacturing under the agreement, including all related costs. The agreement also establishes AstraZeneca’s and our rights and obligations involving defined product opportunities that may arise in the future from our nitrone chemical platform.

If we identify any nitrone-based drug candidate similar to NXY-059 (i.e., that functions as a specific type of free radical trap) as a development candidate for stroke or stroke pain, traumatic brain injury or certain types of dementia, AstraZeneca may be entitled to license the compound from us on the terms and conditions of the

NXY-059 agreement. If we identify a compound of the same type in the areas of neurodegenerative diseases or psychiatric disorders outside the areas identified above, and we choose to partner with a third party, we are obligated to notify AstraZeneca and consider in good faith any interest it may have in such partnership opportunity. If we commercialize a compound (i.e., that functions as a specific type of free radical trap) with a third party in the areas of neurodegenerative diseases or psychiatric disorders, we may be required to pay AstraZeneca a low single-digit percentage royalty on worldwide net sales of that product.

Our agreement with AstraZeneca expires on the later of 15 years after the first commercial sale of a licensed product, or the expiration of applicable patents, on a country-by-country basis. Additionally, AstraZeneca can terminate the agreement either in whole or in part, without cause, upon 12 months notice.

Genentech

In December 2003, we entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid us an upfront license and technology access fee of approximately $5.3 million in January 2004 and made a $3.0 million equity purchase concurrent with our initial public offering. The funded research period under this agreement ended in February 2006. The agreement with Genentech remains in effect after February 2006 and we will continue to coordinate research efforts through the Joint Research Committee that was set up to guide the program. We are also eligible to receive future milestone and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech. In exchange, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialize protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role. Unless Genentech exercises certain rights and makes additional payments to us, we will have the right to develop and commercialize products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions. We are required to make royalty payments, and in certain cases milestone payments, to Genentech on therapeutic products that we develop and commercialize under the collaboration.

Pfizer

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor, VR1. The collaboration focuses on treatments for pain, urinary incontinence and other diseases and disorders. Under the agreements, we received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with research funding in excess of $7.0 million over a two-year research period. Pfizer also has the option to extend the agreements for up to two additional years subject to additional funding requirements. Additionally, we will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to the Company greater than $170 million through successful achievement of research development and commercialization milestones for each product resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, we will be entitled to receive royalties on net sales by Pfizer.

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

As of December 31, 2005, we owned more than 35 U.S. patents, 20 U.S. patent applications, 60 foreign patents and 120 foreign patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. As of December 31, 2005, we have licensed, from institutions such as the Oklahoma Medical Research Foundation (OMRF), the University of Kentucky Research Foundation (UKRF), the Regents of the University of California (the Regents) and others, the exclusive rights to more than 30 U.S. patents, 5 U.S. patent applications, 90 foreign patents and 30 foreign patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. We face the risk that one or more of the above patent applications may be denied. We also face the risk that our issued patents may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop. We also note that U.S. patents and patent applications may be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful, would result in the entire loss of our patent or the relevant portion of our patent and not just with respect to that particular infringer. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

In addition, our ability to assert our patents against a potential infringer depends on our ability to detect the infringement in the first instance. Many countries, including certain European countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties in some circumstances (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement.

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

OMRF and UKRF.    We hold the exclusive, worldwide license to specified intellectual property related to NXY-059 owned by OMRF and UKRF pursuant to a license agreement entered into in July 1992. In consideration for this technology license, we are obligated to pay OMRF and UKRF low-single digit royalties on any future net sales of products relating to our license, subject to a minimum annual royalty payment of $25,000 through the year the FDA first approves an NDA and $100,000 annually thereafter. The license agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under the agreement or 15 years from the effective date of the agreement. We may terminate the license agreement for any reason following six months written notice to OMRF and UKRF.

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

The Regents of the University of California.    We hold two exclusive, worldwide licenses to specified intellectual property related to targets and potential protein biotherapeutics relevant for inhibition of tumor angiogenesis and other pathological diseases and for nerve regeneration and repair owned by the Regents pursuant to license agreements entered into in June 2001 and November 2002, respectively, each as amended in December 2003. In consideration for these technology licenses, we paid license fees to the Regents. We are required to make additional annual payments on the November 2002 license. We are also obligated to pay the Regents royalties on any future net sales relating to our licenses subject to specified minimum annual royalty payments of $25,000 for products developed under the June 2001 license and $50,000 for products developed under the November 2002 license. In addition, we are obligated to make payments to the Regents based on meeting certain regulatory and clinical milestones. The June 2001 license automatically terminates upon the date of expiration of the last to expire patent under the license. The November 2002 license automatically terminates on or after December 31, 2018.

Cutanix.    In December 2002, Centaur Pharmaceuticals, Inc. (Centaur) assigned all of its rights and obligations under an agreement with Cutanix Corporation (Cutanix) to us. Pursuant to this agreement entered into in January 1998, Cutanix received the right to exclusively develop and commercialize certain Renovis compounds for use in the fields of dermatology and cosmetics and other skin care applications. In September 2002, the agreement with Cutanix was amended to clarify and modify the scope of technology to which Cutanix had rights, redefine the criteria allowing Centaur and Cutanix to claim certain exclusive rights to develop and commercialize compounds within the Centaur compound library licensed under the agreement, as well as provide a defined mechanism for access by Cutanix of certain proprietary technology and compound samples. Resulting modification included limitation of the license granted to Cutanix to cover only technology existing as of July 31, 2002, the termination of the right for Centaur to be the exclusive supplier of active compounds to Cutanix and the explicit exclusion of certain compounds under development by Centaur and Cutanix as long as they continue to be in development. In July 2004, we amended our agreement with Cutanix to obtain all rights to certain of these compounds in exchange for a one-time payment, which we made to Cutanix immediately following execution of the amendment. There are no ongoing fees or expenses payable by us under this agreement.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug product is intended to treat a chronic disease, as is the case with some of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of product candidates or new diseases for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, additional regulatory approvals for NXY-059 would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

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

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates or approval of new indications for our product candidates. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

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

NXY-059.    We believe that NXY-059, if approved and commercialized, would not face direct competition from products currently available to stroke victims. Moreover, we believe existing thrombolytic drugs such as tPA will be complementary to NXY-059. A number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with NXY-059. Competitors include Astellas Pharma, Inc., D-Pharm Ltd., Paion AG, IVAX Pharmaceuticals, Inc. and Vertex Pharmaceuticals Incorporated.

Employees

As of December 31, 2005, we had approximately 100 full-time employees, including 32 Ph.D.s. Of the full-time employees, 77 were engaged in research and development and 23 were engaged in general and administrative positions. We believe our relations with our employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Our website address is www.renovis.com. We can furnish without charge to you, upon written or oral request, copies of our reports. You should direct any request to John C. Doyle, Vice President of Finance and Chief Financial Officer, Renovis, Inc., Two Corporate Drive, South San Francisco, California 94080.

Item 1A. Risk Factors

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this report before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of these additional risks and uncertainties occur, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risks Related to Our Company

Clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Our future success is dependent upon, among other factors, our ability to develop working products and our ability to successfully complete clinical trials. All of our potential products currently are in research, preclinical development or clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. All of our potential products will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any of our research and development and clinical trial efforts will result in viable new products. For example, in July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate we were developing for the treatment of acute post-operative pain. In August 2005, based on results of our Phase II clinical trials with REN-1654 in patient volunteers with post-herpetic neuralgia and sciatica, we announced that we were discontinuing development of REN-1654 as an oral medication. In June 2005 we announced our decision to discontinue efforts to develop REN-850 for the treatment of multiple sclerosis.

Any failure or substantial delay in completing clinical trials for our product candidates, including NXY-059, may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products or the potential products of our current and future strategic partners and licensees, we and our strategic partners or licensees must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The success of this preclinical and clinical testing is critical to achieving our product development goals. If our product development efforts are unsuccessful, we will not obtain regulatory approval for them, we will not generate sales from them, and our business and results of operations would be adversely affected.

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

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and our success may not be indicative of results in a large number of patients or long-term efficacy. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier development activities, including previous late-stage clinical trials. The results from the Phase III SAINT I trial for NXY-059 may not be predictive of results obtained in the second Phase III clinical trial, SAINT II. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. In addition, even if the primary endpoint of the SAINT II trial is achieved, if the SAINT II trial does not demonstrate positive trends or statistically significant benefits with respect to neurological impairment measured using the NIHSS, our ability to obtain regulatory approval for NXY-059 in certain jurisdictions outside the United States could be impaired and market acceptance for NXY-059 could be adversely affected. The potential market opportunity for NXY-059 will also likely depend in part on whether NXY-059 may be labeled for administration prior to a CT scan. Failure to demonstrate the safety and effectiveness of our product candidates in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

Failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays or rejections if we, our strategic partners or licensees are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and the number and size of ongoing clinical trials sponsored by others that seek to enroll similar patients. When one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. At various times, NXY-059 has been involved in multiple clinical trials that were enrolling patients simultaneously. Any delays in planned patient enrollment may result in increased costs and delays, which could harm our ability to develop products.

The independent clinical investigators and contract research organizations that we and our strategic partners or licensees rely upon to conduct clinical trials may not be diligent, careful or timely, and may make mistakes in the conduct of our trials.

We depend on independent clinical investigators and contract research organizations (CROs) to conduct our clinical trials under their agreements with us or, in the case of NXY-059, with AstraZeneca. We are not employing these investigators, and we cannot control the amount or timing of resources that they devote to our programs. Our contracts with these investigators involve fixed fees. If the costs of performing the clinical trials exceed estimates, these investigators may fail to devote sufficient time and resources to our drug development programs, fail to enroll patients as rapidly as expected, or otherwise fail to perform in a satisfactory manner, regulatory approval and our introductions of new products will be delayed. We contract with CROs for execution of our clinical trials for our product candidates other than NXY-059. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors, it could harm our competitive position.

We depend on our licensee, AstraZeneca, for the completion of the NXY-059 clinical program and for the commercialization of NXY-059.

Under our exclusive license agreement with AstraZeneca, AstraZeneca is responsible for all aspects of clinical development of NXY-059. If NXY-059 receives regulatory approval, AstraZeneca will be responsible for marketing and sales of the commercial product. Because AstraZeneca is responsible for these functions, we have no control over the development schedule or, if NXY-059 receives regulatory approval, the marketing plan for NXY-059. If the clinical trials for NXY-059 are not successful, NXY-059 will not be commercialized. Moreover, if AstraZeneca elects to terminate the clinical program for NXY-059, the rights to develop and market NXY-059 will revert to us. If these rights revert to us, we will have to fund the clinical programs for NXY-059 on our own, seek a strategic partner or licensee for clinical development or abandon NXY-059.

Our reliance on AstraZeneca poses a number of risks, including the following:

•	AstraZeneca has discretion to elect whether to pursue the development of NXY-059 or to modify or abandon the clinical program at any time;

•	we cannot control whether AstraZeneca will devote sufficient resources to the clinical program and, if NXY-059 is approved by the FDA or other regulatory agencies, the marketing plan for the commercial drug product;

•	although we have no history of royalty payment disputes, even if NXY-059 is approved and commercialized, disputes may arise in the future with respect to the calculation of royalty payments based on net sales related to NXY-059; and

•	if AstraZeneca perceives that the market opportunity for NXY-059 or its profit margin from the sale of NXY-059 is too small to justify commercialization, the interests and motivations of AstraZeneca may not be, or may not remain, aligned with ours.

If any of these risks materialize, it could delay the development schedule for NXY-059 and impair its commercialization.

If we or our strategic partners or licensees fail to obtain U.S. regulatory approvals for product candidates under development, including our lead product candidate, NXY-059, we will not be able to generate revenue in the U.S. market from the commercialization of product candidates.

We must receive FDA approval for each of our product candidates before we can commercialize or sell that product candidate in the United States, and AstraZeneca, our licensee for NXY-059, must receive regulatory approval for NXY-059 and commercialize or sell NXY-059 before we will receive royalties. The FDA can limit or deny their approval for many reasons, including:

•	a product candidate may be found to be unsafe or ineffective;

•	regulators may interpret data from preclinical testing and clinical trials differently and less favorably than the way we interpret it;

•	regulators may not approve the manufacturing processes or facilities that we or our strategic partners or licensees use; and

•	regulators may change their approval policies or adopt new regulations.

Failure to obtain FDA approval or any delay or setback in obtaining such approval could:

•	adversely affect our ability to market any drugs we develop independently or with strategic partners or licensees;

•	impose additional costs and diminish any competitive advantages that we may attain; and

•	adversely affect our ability to generate royalties or product revenues.

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

If we fail to comply with applicable U.S. regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than existing drugs. Even if approved and commercialized, NXY-059, or any future product candidates, may fail to achieve market acceptance with hospitals, physicians or patients. If our products do not receive market acceptance for any reason, our revenue potential could be diminished which would materially adversely affect our business, financial condition and results of operations.

Further, our competitors may develop new products that could be more effective or less costly, or that may seem more cost-effective, than our products. For example, although we believe that NXY-059 would not face direct competition from products currently available to stroke victims, a number of organizations are conducting clinical trials of neuroprotectant drug candidates which, if approved and commercialized, would compete with NXY-059. Competitors developing such products include Astellas Pharma, Inc., D-Pharm Ltd., IVAX Pharmaceuticals, Inc., Paion AG, Ferrer Grupo and Vertex Pharmaceuticals Incorporated.

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

If we receive regulatory approval to commence commercial sales of any of our product candidates for which we have retained marketing rights, we will have to establish a sales and marketing organization with appropriate technical expertise and supporting distribution capability. At present, we have no sales or marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

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

If our partners, licensees or contract manufacturers of our products fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed and our costs may rise.

We have no manufacturing facilities, and we have no experience in the commercial manufacturing of drugs and no experience in designing drug manufacturing processes. We depend on our partners, licensees and contract manufacturers to produce our product candidates for clinical trials and to manufacture, supply, store and distribute any resulting products.

While we have not experienced problems with our partners, licensees or contract manufacturers to date, our reliance on these third parties exposes us to the following risks, any of which could delay or prevent the completion of our clinical trials, the approval of our product candidates by the FDA or other regulatory agencies, or the commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•	Drug manufacturers are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. A failure of any of our partners, licensees or contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the availability of material for clinical trials and may delay or prevent filing or approval of marketing applications for our products.

•	Changing contract manufacturers may be difficult and the number of potential manufacturers is limited. Changing manufacturers may require re-validation of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such re-validation may be costly and time-consuming. It may be difficult or impossible for us to find replacement manufacturers on acceptable terms quickly, or at all.

Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. We are not aware of any violations by our partners, licensees or contract manufacturers of any of these regulations or standards. While we are obligated to audit the performance of our contractor manufacturers, we do not have control over their compliance with these regulations and standards. Failure by our partners, licensees, contract manufacturers or us to comply with applicable regulations could result in sanctions that would have a material adverse effect on our business, including fines, injunctions, civil penalties, failure of the government to grant premarket approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

We or our strategic partners or licensees may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical and clinical trials. If any of these product candidates are approved by the FDA or other regulatory agencies for commercial sale, they will need to be manufactured in larger quantities. We or our strategic partners or licensees, as applicable, may not be able to successfully increase the manufacturing capacity, whether in collaboration with contract manufacturers or independently, for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we or our strategic partners or licensees are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

If we are unable to retain and recruit qualified scientists or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We are highly dependent on the key members of our management and scientific staff, especially our chief executive officer, Corey Goodman, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. We maintain “key man” insurance on Dr. Goodman. We do not maintain “key man” insurance policies on any of our other officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

We have a history of losses and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $32.0 million, $39.9 million, $41.9 million, $25.1 million, and $11.4 million, respectively, for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. As of December 31, 2005, our cumulative net loss was $154.0 million. None of our product candidates has completed development or received required regulatory approvals and, consequently, we have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if one or more of our product candidates is commercialized, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. We will need to generate significant revenues to achieve profitability. Our ability to generate revenues and achieve profitability depends on successful completion of clinical trials, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth in this report. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve, sustain and/or increase profitability on a quarterly or annual basis could negatively impact the market price of our common stock.

If we cannot raise additional capital on acceptable terms, we may be unable to complete planned clinical trials, obtain regulatory approvals or commercialize our product candidates.

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the year ended December 31, 2005, our net cash used in operating activities was $19.5 million and we had capital expenditures of $2.6 million. Our future capital requirements depend on many factors, including:

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

We filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100 million worth of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. The actual sale will be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents or through underwriters or dealers. In September 2005, we sold 4,000,000 shares of common stock to the public at $13.50 per share for gross proceeds of $54 million. As of December 31, 2005, $46 million remains available under this registration statement.

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

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products, including NXY-059, that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to discontinue development of a product candidate, such as NXY-059 or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biotechnology and pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future or those we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business.

Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement.

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

The commercial success of our potential products is substantially dependent on whether third-party reimbursement is available for the ordering of our products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors may not cover or provide adequate payment for our potential products. They may not view our potential products as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our potential products to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce health care costs or reform government health care programs could result in lower prices or rejection of our potential products. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our future product revenues, if any, to decline.

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

Biopharmaceutical technologies have undergone rapid and significant change and we expect that they will continue to do so. Any compounds, products or processes that we or our strategic partners or licensees develop may become obsolete or uneconomical before achieving significant revenues. Rapid technological change could also make our products obsolete or uneconomical.

We face potential product liability exposure far in excess of our limited insurance coverage.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $5 million per occurrence and $5 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates in development, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2005, and we intend to continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements if our independent registered public accounting firm is not satisfied in the future with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if said firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified or has a scope limitation. We anticipate to continue expend resources in developing the necessary documentation and testing procedures required by SOX 404; however, there is a risk that in the future we will not comply with all of the requirements imposed by Section 404. In addition, the very limited sized of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances could be interpreted in the future in the context of an assessment of internal controls over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in in the future. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or could limit our ability to obtain additional financing.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

Prior to our initial public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	the results from our clinical trial programs, including the clinical trials involving NXY-059 and any future trials we may conduct;

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	comments by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	rumors relating to us or our competitors;

•	additions or departures of key personnel;

•	third party reimbursement policies; and

•	developments concerning current or future strategic alliances.

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

Provisions of Delaware law or our charter documents and stockholder rights plan could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change management.

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

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying dividends, other than dividends payable solely in common stock, by the covenants contained in loan agreements with GATX Ventures, Inc., and Transamerica Commercial Finance Corporation.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

On September 1, 2003, we commenced a lease on 60,235 square feet of office and laboratory space in South San Francisco, California. The space rented under this lease will increase to 70,235 total square feet on May 1, 2006. The lease expires on August 31, 2009, although we have an option to extend the lease until August 31, 2012. On October 31, 2003, we entered into a sublease for our former office and laboratory space in South San Francisco. The agreement for our former facility expired on October 1, 2005. We believe that our current facility is adequate for our current needs.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol RNVS. The following table sets forth the range of the high and low intraday prices per share of our common stock on the NASDAQ National Market. These prices represent quotations among dealers without adjustments for retail markups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
Fiscal Year Ended December 31, 2004:
First Quarter	$17.57	$9.95
Second Quarter	$13.76	$6.08
Third Quarter	$9.84	$6.60
Fourth Quarter	$15.66	$8.05
Fiscal Year Ended December 31, 2005:
First Quarter	$14.44	$7.64
Second Quarter	$19.25	$6.34
Third Quarter	$16.54	$11.80
Fourth Quarter	$17.10	$12.40

As of March 1, 2006, there were approximately 310 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. We are prohibited from paying dividends, other than dividends payable solely in common stock, by the covenants contained in loan agreements with GATX Ventures, Inc. and Transamerica Commercial Finance Corporation

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this Item concerning the Company’s equity compensation plans is discussed in Note 12 to the financial statements contained in Part II Item 8 of this annual report.

Use of Proceeds From Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-109806) in connection with our initial public offering was declared effective by the SEC on February 4, 2004. We completed our initial public offering on February 10, 2004 for gross proceeds of $75,900,000. The Company paid the underwriters a commission of $5,313,000 and incurred offering expenses of $2,187,000. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of approximately $68,400,000.

Our Registration Statement on Form S-3 (Reg. No. 333-122762) was declared effective by the SEC on May 23, 2005. We completed a public offering under this Registration Statement on September 28, 2005 for gross proceeds of $54,000,000. The Company paid the underwriters a commission of $3,240,000 and incurred offering expenses of $331,000. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of approximately $50,429,000.

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

Issuer Purchases of Equity Securities

The following table shows our repurchases of common stock during the quarter ended December 31, 2005:

Month	Number of Shares Purchased	Average Price Paid per Share
December 1-31	949	$1.13

None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were issued upon the early exercise of options that had not yet vested upon termination of the purchaser’s employment or services. The repurchase price was at the exercise price paid by the option holder.

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

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Contract revenue	$6,647	$2,625	$4,500	$—	$—
Operating expenses:
Research and development	28,331	30,733	20,449	10,944	7,536
General and administrative	8,658	8,270	6,637	5,266	3,798
Amortization of employee stock-based compensation	3,822	4,646	1,860	—	—
Acquired in-process research and development	—	—	17,305	8,882	—

Total operating expenses	40,811	43,649	46,251	25,092	11,334
Loss from operations	(34,164)	(41,024)	(41,751)	(25,092)	(11,334)
Interest income (expense), net	2,184	1,083	(121)	15	(25)

Net loss	$(31,980)	$(39,941)	$(41,872)	$(25,077)	$(11,359)

Deemed dividend upon issuance of Series E convertible preferred stock	—	—	(43,393)	—	—

Net loss applicable to common stockholders	$(31,980)	$(39,941)	$(85,265)	$(25,077)	$(11,359)

Basic and diluted net loss per share applicable to common stockholders	$(1.24)	$(1.84)	$(87.93)	$(41.94)	$(36.28)

	At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$118,889	$86,959	$41,437	$17,415	$30,795
Total assets	126,612	96,125	52,551	25,866	37,689
Long-term liabilities	6,372	3,039	1,672	2,343	3,013
Convertible preferred stock	—	—	123,266	59,388	46,995
Total stockholders’ equity (net capital deficiency)	108,598	82,776	(78,552)	(39,762)	(14,782)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business – Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2005 and the related notes appearing in Part II Item 8 of this report.

Overview

We are a biopharmaceutical company with a primary focus on the discovery, development and commercialization of drugs to treat neurological disease and disorders. Our most advanced product candidate, NXY-059 (formerly known as “Cerovive”), is a novel free radical trapping neuroprotectant in Phase III clinical trails for the treatment of acute ischemic stroke with our exclusive licensee, AstraZeneca AB (AstraZeneca). Upon commercialization of NXY-059 we are entitled to receive mid-teen royalties on worldwide net sales. AstraZeneca is responsible for funding and conducting all of the clinical trials with NXY-059 as well as all activities related to manufacturing and commercialization. We are currently conducting drug discovery programs in the areas of neurprotection, pain and inflammatory diseases. In addition to the relationship with AstraZeneca, we have a collaboration with Pfizer, Inc. (Pfizer) to discover and develop product candidates targeting the vanilloid receptor, VR1, and a collaboration with Genentech, Inc. (Genentech) in the areas of nerve growth and anti-angiogenesis. In addition to these partnered programs, we are independently pursuing drug discovery programs targeted at next-generation cytoprotectants that act similarly to NXY-059 and certain purinergic receptors that are implicated in a broad spectrum of pain and inflammatory diseases.

In May 2003, our exclusive licensee, AstraZeneca, initiated two multi-national, multi-center, randomized, double-blinded Phase III clinical trials (SAINT I and SAINT II) to test NXY-059 versus placebo in acute ischemic stroke patients. In May 2005, we announced top line results from SAINT I in coordination with AstraZeneca. These results showed that the SAINT I trial involving more than 1,700 patients was the first international Phase III trial of a neuroprotectant in acute ischemic stroke to meet its primary endpoint. In SAINT I, NXY-059 showed a statistically significantly reduced disability compared to placebo as measured on the Modified Rankin Scale (mRS) at 90 days (p=0.038), when given within 6 hours of stroke onset in a broad range of stroke patients. The clinical benefit was evident at the earliest time point assessed (7 days) and persisted through the end of the study (90 days). We also announced that the prespecified analysis of neurological recovery as measured on the National Institute of Health Stroke Scale (NIHSS), did not show a statistically significant difference between the treatment and placebo groups. The clinical significance of these findings will be assessed in light of the outcome of the ongoing global Phase III trial (SAINT II) planned to involve approximately 3,200 patients.

In August 2004, AstraZeneca initiated a global Phase IIb trial (CHANT) to assess safety and tolerability of NXY-059 in patients with acute intracerebral hemorrhage (ICH). In March 2006, we announced, in coordination with AstraZeneca, preliminary results from the Phase IIb CHANT which involved 603 patients from 20 countries. An analysis of the data showed that the safety and tolerability of NXY-059 was similar to placebo, with comparable mortality rates (20% in each group) and no difference between the NXY-059 and placebo groups on the secondary endpoint of stroke outcomes after ICH in the study.

Previously in 2005, we were independently conducting clinical trials with two product candidates known as REN-1654 and REN-850. In August 2005, we announced our decision to discontinue development of REN-1654 as an oral medication based upon the modest effectiveness observed at the maximum dose tested in our Phase II studies, and safety findings that would limit testing of higher oral doses. In June 2005, we announced our decision to end future development of REN-850 based on a review of interim data from a Phase Ia study.

We have a limited history of operations. Since our inception we have generated all of our revenues from agreements with corporate partners. During 2003, we recorded $4.5 million in contract revenue related to milestone payments that we received from AstraZeneca following their receipt of regulatory approval to commence Phase III trials for NXY-059. Upon achievement of certain future milestones involving the filing and approval of marketing applications in the U.S. and E.U. or Japan, AstraZeneca is obligated to make additional payments to us totaling up to $7.5 million.

In December 2003, we entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid us an upfront license and technology access fee of approximately $5.3 million in January 2004 and made a $3.0 million equity purchase concurrent with our initial public offering. We deferred the upfront payment and are recognizing it as contract revenue on a straight-line basis over the estimated research period. In July 2005, we revised the estimated completion date of the research period under the agreement to February 2006 from our previous estimate of December 2005. We recognized $2.3 million and $2.6 million related to this agreement during the years ended December 31, 2005 and 2004, respectively. The funded research period under this agreement ended in February 2006. The agreement with Genentech remains in effect after February 2006 and we will continue to coordinate research efforts through the Joint Research Committee that was set up to guide the program. We are also eligible to receive future milestones and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech. In exchange, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialized protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role. Unless Genentech exercises certain rights and makes additional payments to us, we will have the right to develop and commercialize products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions. We would be required to make royalty payments, and in certain cases milestone payments, to Genentech on products that we develop and commercialize under the collaboration.

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target the vanilloid receptor, VR1. The collaboration focuses on treatments for pain, urinary incontinence and other diseases and disorders. Under the agreement, we received an upfront license fee of $10.0 million in July 2005. We have deferred the upfront license fee and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. In addition to the upfront license fee, the Pfizer collaboration also provides us with research funding in excess of $7.0 million which is being recognized over the estimated research period. Accordingly, we recognized $4.3 million in contract revenue related to these agreements during the year ended December 31, 2005. Pfizer has the option to extend the agreements for up to two additional years subject to additional funding requirements. Additionally, we will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to the Company greater than $170 million through successful achievement of research development and commercialization milestones for each product resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, we will be entitled to receive royalties on net sales by Pfizer.

As of December 31, 2005, we had an accumulated deficit of $154.0 million and approximately $118.9 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for more than the next 12 months. However, changes to our current operating plan may require us to consume our capital resources sooner than we expect.

We expect to incur substantial and increasing losses for the next several years as we:

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

In addition, we may acquire or in-license technology and products and may also acquire or invest in businesses that are complementary to our own.

Revenues

To date, all of our revenue has been earned under agreements with AstraZeneca, Genentech and Pfizer. We do not expect to generate revenue from product sales or royalties until at least 2008, if at all. We seek to generate revenue from a combination of product sales, upfront fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized. Revenue derived from collaborative and strategic relationships helps us fund our operations and may increase in the future if we are successful in achieving milestones in our existing collaborations, licensing our technology and establishing new collaborations or strategic relationships. If we are unsuccessful in these goals, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Our research and development (R&D) expenses consist primarily of costs associated with research, preclinical development and clinical trials involving product opportunities in the areas of neuroprotection, pain and inflammatory diseases. We do not incur research and development costs for NXY-059, which is licensed exclusively to AstraZeneca.

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

During the years ended December 31, 2005, 2004 and 2003, we incurred research and development expenses of $28.3 million, $30.7 million and $20.4 million, respectively. The total R&D costs related to individual research activities are as follows (in millions):

	For the year ended December, 31
	2005	2004	2003
Clinical development activities	$4.9	$10.3	$5.5
Preclinical R&D programs	23.4	20.4	14.9

	$28.3	$30.7	$20.4

The decrease in clinical development expenses in 2005 as compared to 2004 is a result of our decisions to end two clinical development programs, both of which involved multiple Phase II clinical studies that were ongoing throughout 2004. Preclinical R&D expenses, on the other hand, increased in 2005 from 2004 as a result of growth of our research programs in the areas of neuroprotection, pain and inflammatory diseases. During the 2005 period, we made significant new investments to add key personnel in chemistry and pharmacology to support expansion of our preclinical programs, including our program with Pfizer to identify VR1 antagonists, as well as external studies needed to support advancement of REN-850 into clinical development during the first half of 2005. We also maintained our effort to identify and advance molecules with properties similar to NXY-059 that we believe could be useful in a range of ischemic conditions and we invested in certain pilot programs to build our pipeline of new investment opportunities within the Company.

Our clinical development efforts during 2004 were focused exclusively on initiating and conducting multiple Phase II clinical trials with REN-1654 and REN-213. We discontinued clinical development activities involving REN-213 and REN-1654 during 2004 and 2005, respectively. Our preclinical R&D activities during 2004 included toxicology and efficacy studies of various development candidates in preclinical models of pain and inflammatory disease as well as formulation and manufacturing of drug supply for these studies. The preclinical R&D amount of $20.4 million was expended primarily on employee costs, supplies and materials and infrastructure related to neurobiology, chemistry, cell biology and related functions associated with our earlier stage research programs.

Our clinical development efforts during 2003 were primarily related to activities required to advance REN-1654 and REN-213 to IND filings with the FDA and into clinical trials that commenced in the second half of 2003 and the first quarter of 2004, respectively. The preclinical R&D amount of $14.9 million was expended primarily on employee costs, supplies and materials and infrastructure related to neurobiology, chemistry and related functions associated with our earlier stage research programs.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We anticipate incurring increases in general and administrative expenses, such as increased costs for compliance with certain sections of the Sarbanes-Oxley Act of 2002, insurance and investor relations. These increases will also likely include the hiring of additional personnel.

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

Revenue Recognition

The Company’s revenues are generated by complex collaborative research and licensing arrangements. Revenues under such agreements may include upfront payments, research funding, milestone payments and royalties. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we evaluate whether the delivered element under these arrangements has value to our collaborative partner or licensee on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Arrangements with multiple deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.

Revenues from nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenues ratably over the estimated period of performance under the research agreement. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition.

Research funding is recognized as revenue as the related effort is performed.

Milestone payments we receive under collaborative arrangements are recognized as revenues upon achievements of the milestone events, which represent the culmination of the earnings process, and when collectability is reasonably assured. Milestone payments are triggered either by the results of our research efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner or licensee. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, we have no future performance obligations related to that milestone as the milestone payments we receive are nonrefundable.

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

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. Because our stock options have characteristics significantly different from those of traded options, other models that may be developed in the future may generate fair value that differ from those calculated based on the Black-Scholes valuation model.

We are required to adopt SFAS No. 123R, Share-Based Payment, on January 1, 2006. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Under SFAS No. 123R, option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock based compensation expense we expect to record in 2006 will be based largely upon the amortization of costs for awards granted in 2005 and prior periods. This portion of our stock based compensation expense will be fairly predictable and is expected to be similar to our historical pro forma disclosures. However, because of the variability in the assumptions to be used in the valuation of stock options we may grant in 2006 and the variability in the quantity and other terms of stock based awards we may issue in 2006, our ability to predict the 2006 stock based compensation expense is limited. We are continuing to evaluate the impact of SFAS No. 123R on our results of operations and financial condition and although the adoption of SFAS No. 123R will have no impact on our overall financial position, it will have a material impact on our results of operations in the first quarter of 2006 and in future quarters.

As required by SFAS No. 123R, unamortized deferred compensation at December 31, 2005 will be reversed out of stockholder’s equity in connection with the Company’s adoption of SFAS No. 123R in January 2006. Compensation expense for stock options that were granted prior to, but not vested as of December 31, 2005 will be recognized as an expense in the statement of operations starting in January 2006 in accordance with the provisions of SFAS No. 123R as the related options vest.

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

Results of Operations

Comparison of the Twelve Months Ended December 31, 2005, 2004 and 2003

Revenue

Total revenue and dollar and percentage changes as compared to the years ended December 41, 2004 and 2003 are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2005	2004	2003
Pfizer collaboration	$4,350	$—	$—
Genentech collaboration	2,297	2,625	—
AstraZeneca license	—	—	4,500

Total revenue	$6,647	$2,625	$4,500
Dollar increase/(decrease)	$4,022	$(1,875)
Percentage increase/(decrease)	153%	(42)%

The increase in revenue in 2005 as compared to 2004 resulted from a collaborative research agreement and a license and royalty agreement with Pfizer that we signed in May 2005. Under the agreements we received an upfront license fee of $10.0 million in July 2005. We recorded the upfront license fee as deferred revenue and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with total research funding of more than $7.0 million during the two-year research period.

The decrease in revenue in 2004 as compared to 2003 occurred because we earned a $4.5 million milestone payment from AstraZeneca in 2003 following FDA approval to begin Phase III clinical trials with NXY-059 and did not earn any milestone payments from AstraZeneca in 2004. Our revenue in 2004 resulted from a collaboration agreement which we entered into with Genentech at the end of 2003. Under this agreement, we received an upfront payment of $5.3 million that we are recognizing as contract revenue on a straight-line basis over the estimated research period of the agreement. In July 2005, we revised the estimated completion date of the research period under the agreement with Genentech to February 2006 from December 2005. Accordingly, we expect to recognize the remaining deferred revenue on a straight-line basis through February 2006.

We expect that any revenue we may earn will fluctuate from quarter to quarter as a result of the timing of and amount of any milestone payments we earn or any new collaborations we may enter into in the future. For the year ending December 31, 2006, we presently anticipate contract revenue from existing agreements of $8.8 million to $9.2 million. This estimate includes approximately $0.3 million from our collaboration with Genentech related to the completion of the research period under our agreement in February 2006.

Research and Development Expenses

Total research and development expenses and dollar and percentage change as compared to the years ended December 31, 2004 and 2003 are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2005	2004	2003
Total R&D expense	$28,331	$30,733	$20,449
Dollar increase/(decrease)	$(2,402)	$10,284
Percentage increase/(decrease)	(8)%	50%

The decrease in R&D expense in 2005 as compared to 2004 was primarily due to our decisions to end two clinical development programs, both of which involved multiple Phase II clinical studies that were on going throughout 2004, which was partially offset by increases as a result of our investment in our preclinical activities in the areas of neuroprotection, pain and inflammatory diseases. Specific changes included:

•	external clinical trial costs, manufacturing cost of clinical trial supplies and other costs related to pharmacology and in vivo studies decreased by $4.7 million primarily due to our decisions to end two clinical development programs involving REN-1654 and REN-213 and cancellations of certain other clinical projects;

•	employee related expense increased by $1.3 million due to increased headcount and increases in merit pay, partially offset by decreases in recruiting and relocation related expenses; and

•	facilities and other shared expense increased by $0.8 million due to increased headcount in allocated cost centers such as information technology and increased building operating expenses including utilities and other shared costs.

The increase in R&D expense in 2004 as compared to 2003 was primarily due to increased clinical development activities. We advanced REN-1654 and REN-213 into Phase II clinical trials during the second half of 2003 and the first quarter of 2004, respectively, and conducted multiple Phase II clinical trials with both product candidates during most of 2004. Also in 2004, we conducted preclinical studies with REN-850 to support filing an IND and advancing the drug candidate into a Phase I clinical trial that commenced in the first quarter of 2005. In addition, we made new investments in expanding our research programs in the areas of neuroprotection and pain during 2004. Specific changes included:

•	external clinical trial costs increased by $3.9 million as a direct result of multiple clinical trials with REN-1654 and REN-213 that were ongoing during most of 2004;

•	employee costs increased by $2.9 million as we added R&D personnel to expand our capabilities in assay development, chemistry, pharmacology, and clinical development. These new employees were integral to progress in our research programs in the areas of neuroprotection, pain and inflammation as well as conduct of the clinical trials with REN-1654 and REN-213. Employee costs also increased due to annual merit pay increases and rising employee benefit costs;

•	outside service costs increased by $2.3 million as we utilized third parties to assist with preclinical development of REN-850 and the conduct of clinical trials with REN-1654 and REN-213;

•	license fees increased by $0.7 million in connection with the licensing of intellectual property for use in our preclinical development programs, including a one-time fee that we paid to Cutanix Corporation (Cutanix) to secure exclusive rights to certain chemical compounds that were previously subject to limited development and commercialization rights held by Cutanix;

•	laboratory supplies and related material costs increased by $0.4 million as a result of the expansion of our preclinical programs in neuroprotection, pain and inflammatory diseases; and

•	amortization expense related to the intangible assets acquired in the Centaur acquisition increased by $0.3 million primarily due to additional contingent consideration that was recognized in May 2003 as all earn-out conditions related to the asset acquisition were met. We recorded a portion of the additional contingent consideration as an intangible asset in the second quarter of 2003 which resulted in additional quarterly amortization expense commencing in the second quarter of 2003.

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

Excluded from research and development expenses for the twelve months ended December 31, 2005, 2004 and 2003 was $2.4 million, $3.2 million and $1.4 million, respectively, of employee stock-based compensation which is reported under a separate caption (see further discussion below under “Amortization of Employee Stock-based Compensation”).

We expect research and development expenses to increase in the future as we move preclinical products into clinical trials. However, we currently do not have estimates of total costs of clinical trials nor the cost to reach regulatory approval for any drug candidate as all drug candidates are subject to an uncertain and lengthy regulatory process which may not result in obtaining the necessary regulatory approval. We also expect compensation expense to increase in future periods following our adoption of SFAS No. 123R, effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their estimated fair values.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage change as compared to the years ended December 31, 2004 and 2003 are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2005	2004	2003
Total G&A expense	$8,658	$8,270	$6,637
Dollar increase	$388	$1,633
Percentage increase	5%	25%

The increase in G&A expense in 2005 as compared to 2004 is primarily due to professional fees and consulting expenses, offset by a decrease in legal expense. Specific changes include:

•	professional and consulting service expenses increased by $1.1 million primarily due to compliance with the Sarbanes-Oxley Act of 2002 and for business development activities; and

•	legal expenses decreased by $0.5 million primarily due to lower intellectual property costs.

The increase in G&A expense in 2004 as compared to 2003 is primarily due to investments in protecting intellectual property generated from our preclinical research programs and establishing administrative capabilities and infrastructure appropriate for a public company. Specific increases included the following:

•	legal expenses increased by $0.6 million primarily related to the costs of pursuing patent protection for discoveries made in our research programs;

•	employee costs increased by 0.5 million related to new hires, merit pay increases, and costs associated with certain severance agreements in 2004; and

•	outside services costs increased by $0.4 million due to professional fees for investor relations, market research, and other costs necessary to establish infrastructure appropriate for a public company.

Excluded from general and administrative expenses for the twelve months ended December 31, 2005, 2004 and 2003 was $1.4 million, $1.4 million and $0.5 million, respectively, of employee stock-based compensation which is reported under a separate caption (see further discussion below under “Amortization of Employee Stock-based Compensation”).

We expect G&A expenses to increase in the future reflecting increased support activities as we move preclinical products into clinical trials. We also expect compensation expense to increase in future periods following our adoption of SFAS No. 123R, effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their estimated fair values.

Amortization of Employee Stock-based Compensation

In connection with the grant of stock options to employees and directors, we recorded deferred stock compensation of $17.3 million representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. We recorded this amount as a component of stockholders’ equity (net capital deficiency) and are amortizing the amount, on a straight-line basis, as a non-cash charge to operations over the vesting period of the options. We recorded amortization of employee stock-based compensation of $3.8 million, $4.6 million and $1.9 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, we had $4.9 million of deferred stock compensation. As required by SFAS No. 123R, unamortized deferred compensation at December 31, 2005 will be reversed out of stockholder’s equity in connection with the Company’s adoption of SFAS No. 123R in January 2006. Compensation expense for stock options that were granted prior to, but not vested as of December 31, 2005 will be recognized as an expense in the statement of operations starting January 2006 in accordance with the provisions of SFAS No. 123R as the related options vest.

Purchased In-Process Research and Development

In-process research and development expense recorded in 2003 related to our acquisition of pharmaceutical assets and intellectual property from Centaur Pharmaceuticals, Inc. in December 2002 and the related purchase price allocation. In the second quarter of 2003 we recorded an expense of $17.3 million upon the commencement of Phase III clinical trials for NXY-059 by AstraZeneca, which triggered a contingent payment of additional shares of our Series D preferred stock to Centaur. The principal technology acquired as part of the Centaur acquisition related to NXY-059 and REN-1654 that were in the process of being developed. The fair value of each of the in-process research and development projects was based on an income approach that attempts to estimate the future cash flows from the technology based on its successful development, net of tax.

There was no purchased in-process R&D expense in 2004 and 2005.

Interest Income

Total interest income and dollar and percentage changes as compared to the years ended December 31, 2004 and 2003 are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2005	2004	2003
Total interest income	$2,561	$1,445	$371
Dollar increase	$1,116	$1,074
Percentage increase	77%	289%

The increase in interest income in 2005 as compared to 2004 was primarily attributable to higher rate of return on our investment portfolio and higher average investment balances due to our common stock offering in September 2005, which resulted in net proceeds of $50.4 million.

The increase in interest income in 2004 as compared to 2003 was primarily attributable to higher cash and investment balances due to our initial public offering completed in early February 2004.

Interest Expense

Total interest expense and dollar and percentage changes as compared to the years ended December 31, 2004 and 2003 are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2005	2004	2003
Total interest expense	$(377)	$(362)	$(492)
Dollar increase/(decrease)	$15	$(130)
Percentage increase/(decrease)	4%	(26)%

Interest expense was nominally higher in 2005 than in 2004. Interest expense decreased in 2004 as compared to 2003 primarily due to the lower aggregate interest rates on our debt balances related to the purchase of equipment and leasehold improvements.

2006 Financial Guidance

We expect our operating expenses to increase as we move preclinical products into clinical trials. For the year ending December 31, 2006, the Company presently anticipates:

•	total contract revenue from existing agreements of $8.8 million to $9.2 million. This estimate includes approximately $0.3 million from our collaboration with Genentech related to the completion of the research period under our agreement in February 2006; and

•	total operating expenses, excluding stock-based compensation to be recognized upon the adoption of SFAS No. 123R, of $38 million to $43 million.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of December 31, 2005, we had received approximately $221.0 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In September 2005, we completed a public offering of common stock under which we received net proceeds of approximately $50.4 million. In addition, since inception to December 31, 2005, we financed the purchase of equipment and leasehold improvements with debt totaling approximately $12.6 million, of which $4.4 million was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 11.66% and are due in monthly installments through December 2009.

As of December 31, 2005, we had $118.9 million in cash, cash equivalents and short-term investments as compared to $87.0 million as of December 31, 2004, an increase of $31.9 million. The increase resulted primarily from the closing of our public offering of common stock in September 2005, which generated net proceeds of approximately $50.4 million, and payments totaling $11.8 million that we received from Pfizer under our VR1 collaboration, including an upfront license fee of $10.0 million that we received in July 2005. These sources of cash were partially offset by cash used in operating activities and principal payments on outstanding debt related to capital purchases. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

Net cash used in operating activities was $19.5 million for the twelve months ended December 31, 2005 as compared to $25.2 million in the corresponding period in 2004. The $5.7 million decrease in cash used in operations in 2005 primarily reflected a decrease in net operating loss of $8.0 million as a result of an increase in contract revenue and a decrease in research and development expenses. The decrease in net operating loss was partially offset by an increase in the change of deferred revenue from $2.6 million in 2004 to $5.2 million in 2005.

Net cash used in investing activities was $30.8 million for the twelve months ended December 31, 2005 as compared to $44.2 million in the corresponding period in 2004. Net cash used in investing activities in 2005 and 2004 resulted primarily from capital expenditures and purchases of short-term investments which were partially offset by proceeds from sales and maturities of short-term investments.

Net cash provided by financing activities was $53.0 million for the twelve months ended December 31, 2005 as compared to $73.3 million in the corresponding period in 2004 and primarily reflected net proceeds of $50.4 million received from issuance of common stock through our public offering in September 2005, $1.8 million in proceeds received from issuance of common stock upon option exercises and ESPP purchases, and $2.5 million in proceeds received from financing of equipment purchased through our existing credit facilities partially offset by principal payments of $1.7 million on these financings. Net cash provided by financing activities in 2004 primarily reflected net proceeds received from the completion of our initial public offering and concurrent private placement with Genentech of $71.4 million, and $3.3 million in proceeds received from financing of equipment purchased through our existing credit facilities partially offset by principal payments of $2.2 million on these financings.

The following summarizes our long-term contractual obligations as of December 31, 2005:

	Total	2006	2007	2008	2009	Thereafter
Operating leases	$7,194	$1,800	$1,952	$2,037	$1,405	$—
Equipment financing	4,439	1,531	1,544	950	414	—
Interest related to equipment financing	653	344	207	84	18	—

Total	$12,286	$3,675	$3,703	$3,071	$1,837	$—

We have entered into a variety of license agreements relating to our research and development efforts, most of which relate to product candidates in the early stage of preclinical development. We have a cancelable license agreement relating to our product candidate in clinical trials, NXY-059. Under this agreement, we are required to pay $25,000 annually in minimum royalty payments through NDA approval and $100,000 annually in minimum royalty payments after NDA approval. Additionally, low-single digit royalties are payable on net product sales.

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

Based upon our current operating plan we believe that our cash and cash equivalents as of December 31, 2005 will be sufficient to meet our projected operating requirements for more than the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources. We will be required to seek additional sources of funding to complete development and commercialization of our products. When we raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders; and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

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

We filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100 million worth of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. Any actual sale will be offered using a prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents, or through underwriters or dealers. In September 2005, we sold 4,000,000 shares of common stock to the public at $13.50 per share for gross proceeds of $54 million. As of December 31, 2005, $46 million remains available for issuance under this registration statement.

Recent Accounting Pronouncements

We are required to adopt SFAS No. 123R, Share-Based Payment, on January 1, 2006. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The Company has elected to adopt SFAS No. 123R using the modified-prospective method.

As permitted by SFAS No. 123, the Company has accounted for share-based payments to employees using APB No. Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Under SFAS No. 123R, option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock based compensation expense we expect to record in 2006 will be based largely upon the amortization of costs for awards granted in 2005 and prior periods. This portion of our stock based compensation expense will be fairly predictable and is expected to be similar to our historical pro forma disclosures. However, because of the variability in the assumptions to be used in the valuation of stock options we may grant in 2006 and the variability in the quantity and other terms of stock based awards we may issue in 2006, our ability to predict the 2006 stock based compensation expense is limited. We are continuing to evaluate the impact of SFAS No. 123R on our results of operations and financial condition and although the adoption of SFAS No. 123R will have no impact on our overall financial position, it will have a material impact on our results of operations in the first quarter of 2006 and in future quarters.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP No. FAS 115-1 provides additional guidance on the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of the loss. Although FSP No. FAS 115-1 is effective for fiscal years beginning after December 15, 2005, we believe the FSP’s clarification to the guidance regarding when an other-than-temporary impairment should be recognized is consistent with other existing literature, such as Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and has been applied as of December 31, 2005. We do not expect the adoption of FSP 115-1 to have a significant impact on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

RENOVIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Renovis, Inc.

We have audited the accompanying balance sheets of Renovis, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovis, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Renovis, Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 8, 2006

RENOVIS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$8,149	$5,580
Short-term investments	110,740	81,379
Restricted cash	—	673
Prepaids and other current assets	1,082	1,158

Total current assets	119,971	88,790

Property and equipment, net	6,428	6,022
Intangible assets, net	—	1,052
Other assets	213	261

	$126,612	$96,125

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,050	$1,701
Accrued compensation	2,018	1,418
Loan payable, current portion	1,531	1,420
Deferred revenue	5,328	2,625
Other accrued liabilities	1,715	3,146

Total current liabilities	11,642	10,310

Loan payable, noncurrent portion	2,908	2,138
Deferred revenue, noncurrent portion	2,500	—
Other long-term liabilities	964	901

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2005 and 2004; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2005 and 2004; 28,927,205 and 24,466,314 shares issued and outstanding at December 31, 2005 and 2004, respectively.	29	24
Additional paid-in capital	267,454	214,283
Deferred stock compensation	(4,898)	(9,163)
Accumulated other comprehensive loss	(25)	(386)
Accumulated deficit	(153,962)	(121,982)

Total stockholders’ equity	108,598	82,776

	$126,612	$96,125

See accompanying notes.

RENOVIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,
	2005	2004	2003
Contract revenues	$6,647	$2,625	$4,500

Operating expenses:
Research and development	28,331	30,733	20,449
General and administrative	8,658	8,270	6,637
Amortization of employee stock-based compensation	3,822	4,646	1,860
Acquired in-process research and development	—	—	17,305

Total operating expenses	40,811	43,649	46,251

Loss from operations	(34,164)	(41,024)	(41,751)
Interest income	2,561	1,445	371
Interest expense	(377)	(362)	(492)

Net loss	(31,980)	(39,941)	(41,872)
Deemed dividend upon issuance of Series E convertible preferred stock	—	—	(43,393)

Net loss applicable to common stockholders	$(31,980)	$(39,941)	$(85,265)

Basic and diluted net loss per share applicable to common stockholders	$(1.24)	$(1.84)	$(87.93)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	25,722,393	21,670,435	969,692

See accompanying notes.

RENOVIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount
Balance at December 31, 2002	1,094,938	$1	$450	$(44)	$—	$—	$(40,169)	$(39,762)
Issuance of common stock upon exercise of options	667,176	1	842	—	—	—	—	843
Unvested common stock from early exercise of stock options	(382,220)	(1)	(531)	—	—	—	—	(532)
Repurchase of common stock for cash	(31,766)	—	(23)	—	—	—	—	(23)
Repayment of promissory note from stockholder	—	—	—	1	—	—	—	1
Beneficial conversion feature associated with the issuance of Series E convertible preferred stock	—	—	43,393	—	—	—	—	43,393
Deemed dividend to preferred stockholders	—	—	(43,393)	—	—	—	—	(43,393)
Deferred stock compensation	—	—	17,311	—	(17,311)	—	—	—
Fair market value of stock options granted to consultants for services	—	—	933	—	—	—	—	933
Amortization of deferred stock compensation					1,860			1,860
Net and comprehensive loss	—	—	—	—	—	—	(41,872)	(41,872)

Balance at December 31, 2003	1,348,128	$1	$18,982	$(43)	$(15,451)	$—	$(82,041)	$(78,552)
Issuance of common stock upon IPO, net of issuance costs	6,325,000	7	68,338	—	—	—	—	68,345
Issuance of common stock to an investor	250,000	—	3,000	—	—	—	—	3,000
Conversion of preferred stock to common stock upon IPO	16,208,583	16	123,250	—	—	—	—	123,266
Issuance of common stock upon exercise of stock options	72,360	—	182	—	—	—	—	182
Issuance of common stock under employee stock purchase plan	60,885	—	589	—	—	—	—	589
Vesting of common stock from early exercise of stock options	233,384	—	312	—	—	—	—	312
Repurchase of common stock for cash	(32,026)	—	(37)	—	—	—	—	(37)
Repayment and forgiveness of promissory notes from stockholders	—	—	—	43	—	—	—	43
Fair market value of stock options granted to consultants and others for services	—	—	1,450	—	(141)	—	—	1,309
Amortization of deferred stock compensation, net of cancellations	—	—	(1,783)	—	6,429	—	—	4,646
Comprehensive loss-unrealized loss on investments in securities	—	—	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	—	—	(39,941)	(39,941)

Comprehensive loss	—	—	—	—	—	—	—	(40,327)

Balance at December 31, 2004	24,466,314	$24	$214,283	$—	$(9,163)	$(386)	$(121,982)	$82,776
Issuance of common stock upon secondary offering, net of issuance costs	4,000,000	4	50,425	—	—	—	—	50,429
Issuance of common stock upon exercise of options and warrants	248,011	1	606	—	—	—	—	607
Vesting of common stock from early exercise of stock options	81,638	—	128	—	—	—	—	128
Issuance of common stock under employee stock purchase plan and 401K matching	123,131	—	1,220	—	—	—	—	1,220
Issuance of common stock to consultants for services	12,500	—	133	—	—	—	—	133
Repurchase of common stock for cash	(4,389)	—	(5)	—	—	—	—	(5)
Fair market value of stock options granted to consultants and others for services	—	—	1,107	—	—	—	—	1,107
Amortization of deferred stock compensation, net of cancellations	—	—	(443)	—	4,265	—	—	3,822
Comprehensive gain—unrealized gain on investments in securities	—	—	—	—	—	361	—	361
Net loss	—	—	—	—	—	—	(31,980)	(31,980)

Comprehensive loss	—	—	—	—	—	—	—	(31,619)

Balance at December 31, 2005	28,927,205	$29	$267,454	$—	$(4,898)	$(25)	$(153,962)	$108,598

See accompanying notes.

RENOVIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(31,980)	$(39,941)	$(41,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,829	2,903	2,558
Amortization of deferred stock compensation	3,822	4,646	1,860
Impairment loss on long-lived assets	—	—	964
Loss on disposal of fixed assets	328	—	8
Acquired in-process research and development	—	—	17,305
Noncash interest and issuances of equity	1,421	1,449	1,058
Changes in assets and liabilities:
Prepaids and other current assets	76	483	(1,980)
Other assets	48	721	(169)
Accounts payable	(651)	1,016	174
Accrued compensation	600	689	275
Deferred revenue	5,203	2,625	—
Other accrued liabilities	(1,240)	197	2,160

Net cash used in operating activities	(19,544)	(25,212)	(17,659)

Cash flows from investing activities
Capital expenditures	(2,557)	(2,159)	(2,015)
Proceeds from disposal of fixed assets	46	—	5
Purchases of short-term investments	(179,422)	(220,330)	(82,589)
Sales of short-term investments	95,971	116,750	38,800
Maturities of short-term investments	55,125	61,500	16,850
Cash paid relating to asset acquisition	—	—	(138)

Net cash used in investing activities	(30,837)	(44,239)	(29,087)

Cash flows from financing activities
Principal payments on loan payable	(1,665)	(2,159)	(2,061)
Proceeds from loan payable	2,536	3,316	391
Proceeds from issuance of common stock, net of repurchases	52,079	72,079	819
Proceeds from repayment of stockholder notes	—	43	1
Proceeds from issuance of convertible preferred stock	—	—	44,679

Net cash provided by financing activities	52,950	73,279	43,829

Net increase (decrease) in cash and cash equivalents	2,569	3,828	(2,917)
Cash and cash equivalents at beginning of period	5,580	1,752	4,669

Cash and cash equivalents at end of period	$8,149	$5,580	$1,752

Supplemental disclosure of cash flow information
Interest paid	$332	$293	$401

Supplemental schedule of noncash financing activities
Deferred stock compensation	$—	$371	$17,311

Deemed dividend to preferred stockholders	$—	$—	$43,393

See accompanying notes

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The Company and Nature of Operation and Basis of Preparation

Renovis, Inc. (the Company or Renovis) was incorporated in the state of Delaware on January 5, 2000. We are a biopharmaceutical company discovering and developing drugs to treat diseases and disorders in the areas of neuroprotection, pain and inflammation. We are located in South San Francisco, California.

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of equity issuances, debt arrangements and revenues from corporate alliances with pharmaceutical companies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

Business Segments

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment; the discovery and development of pharmaceutical products.

Restricted Cash

At December 31, 2004, the Company had restricted cash of $673,000 to collateralize the rent deposit on the Company’s former facility located in South San Francisco, California. The lease agreement for this former facility ended on October 1, 2005. Accordingly, the Company had no restricted cash as of December 31, 2005.

Revenue Recognition

The Company’s revenues are generated by complex collaborative research and licensing arrangements. Revenues under such agreements may include upfront payments, research funding, milestone payments and royalties. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we evaluate whether the delivered element under these arrangements has value to our collaborative partner or licensee on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Arrangements with multiple deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.

Revenues from nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenues ratably over the estimated period of performance under the research agreement. The performance period is estimated at

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized which would result in an acceleration or delay of expected revenue recognition.

Research funding is recognized as revenue as the related effort is performed.

Milestone payments we receive under collaborative arrangements are recognized as revenues upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectability is reasonably assured. Milestone payments are triggered either by the results of our research efforts or by events external to us, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner or licensee. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, we have no future performance obligations related to that milestone as the milestone payments we receive are nonrefundable.

Research and Development

Research and development costs, which include related salaries, contractor fees, administrative expenses, and allocations of overhead costs, are charged to expense as incurred. License and milestone obligations that we must pay prior to regulatory approval to market a product related to the licensed technology are also charged to research and development expense.

In-Process Research and Development

In December 2002, the Company acquired pharmaceutical assets and intellectual property from Centaur Pharmaceuticals, Inc. As the acquired in-process research and development had not reached technological feasibility and had no alternative future uses, in connection with this asset acquisition and the related purchase price allocation, the Company expensed $17,305,000 as in-process research and development in 2003.

Cash, Cash Equivalents and Short-Term Investments

The Company invests its excess cash in bank deposits, money market accounts and other marketable securities. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

The Company has designated its investment securities as available-for-sale. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, all investments have been classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity (net capital deficiency). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in the statement of operations. The cost of securities sold is based on the specific identification method. Interest on marketable securities is included in interest income.

Concentration of Credit Risk

Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company has established guidelines for investment of its excess cash that it believes maintain safety and liquidity through diversification of counterparties and maturities.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments and loans payable. The carrying values of the Company’s financial instruments approximate fair value.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.

Intangible Assets

Intangible assets consist of amounts representing the value of our relationship with AstraZeneca and an acquired workforce related to the asset acquisition described in Note 3. The intangible assets were amortized to research and development expense on a straight-line basis over a period of three years from the closing date of the asset acquisition through December 31, 2005.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Currently, there is no provision for income taxes as the Company has incurred operating losses to date and a valuation allowance has been provided on the net deferred tax assets.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The information regarding net loss required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For purposes of disclosures pursuant to SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the estimated fair value of options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Net loss applicable to common stockholders, as reported	$(31,980)	$(39,941)	$(85,265)
Plus: Employee stock compensation expense based on the intrinsic value method	3,822	4,646	1,860

Less: Employee stock compensation expense determined under the fair value method for all awards	(7,818)	(5,937)	(2,195)

Pro forma net loss	$(35,976)	$(41,232)	$(85,600)

Net loss per share:
Basic and diluted, as reported	$(1.24)	$(1.84)	$(87.93)

Basic and diluted, pro forma	$(1.40)	$(1.90)	$(88.28)

Fair value of awards granted under the stock plans and ESPP were estimated using a Black-Scholes valuation model. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, other models that may be developed in the future may generate fair values that differ from those calculated based on the Black-Scholes valuation model. To calculate the fair value of the awards, we used the single option approach and the following assumptions:

	Year ended December 31,
	2005	2004	2003
Expected life in years (from grant date)
Stock options	5	5	5
ESPP	0.5	0.5	n/a
Risk-free interest rate:
Stock options	3.8%	3.3%	2.9%
ESPP	3.5%	2.5%	n/a
Volatility:	80%	80%	80%
Expected dividend yield	0	0	0

The weighted average fair value of options granted (including inducement stock options) during the years ended December 31, 2005, 2004, and 2003 was $7.87, $6.12 and $10.73 per share, respectively.

The weighted average fair value of purchase rights granted under the ESPP was $4.38 and $3.14 per share in 2005 and 2004, respectively. There was no valuation of purchase rights under the ESPP in 2003 because the plan was adopted in 2004.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the period from January 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. No employee stock compensation expense is reflected in the Company’s reported net loss in any period prior to December 31, 2002 as all options granted had an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. During the twelve months ended December 31, 2003, the Company recorded deferred compensation in the amount of $17,311,000 in accordance with APB Opinion No.25, and began amortizing this amount on a straight-line basis over the related performance periods of the options. Deferred compensation was $4,898,000, $9,163,000 and $15,451,000 at December 31, 2005, 2004 and 2003, respectively. The Company recorded amortization of employee stock-based compensation of $3,822,000, $4,646,000 and $1,860,000 during the twelve months ended December 31, 2005, 2004 and 2003, respectively.

As required by SFAS No. 123R, Share-Based Payment, unamortized deferred compensation at December 31, 2005 will be reversed out of stockholder’s equity in connection with the Company’s adoption of SFAS No. 123R in January 2006. Compensation expense for stock options that were granted prior to, but not vested as of December 31, 2005 will be recognized as an expense in the statement of operations starting in January 2006 in accordance with the provisions of SFAS No. 123R as the related options vest.

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

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Year ended December 31,
	2005	2004	2003
Dividend yield:	0	0	0
Risk-free interest rate:	4.3%	4.4%	3.5%
Volatility:	80%	80%	80%
Expected life in years (from grant date)	10	10	10

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. Comprehensive loss for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(31,980)	$(39,941)	$(41,872)
Unrealized gains (loss) on available-for-sale securities	361	(386)	—

Comprehensive loss	$(31,619)	$(40,327)	$(41,872)

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

We are required to adopt SFAS No. 123R, Share-Based Payment, on January 1, 2006. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The Company has elected to adopt SFAS No. 123R using the modified-prospective method.

As permitted by SFAS No. 123, the Company has accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Under SFAS No. 123R, option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense we expect to record in 2006 will be based largely upon the amortization of costs for awards granted in 2005 and prior periods. This portion of our stock based compensation expense will be fairly predictable and is expected to be similar to our historical pro forma disclosures. However, because of the variability in the assumptions to be used in the valuation of stock options we may grant in 2006 and the variability in the quantity and other terms of stock based awards we may issue in 2006, our ability to predict the 2006 stock based compensation expense is limited. We are continuing to evaluate the impact of SFAS No. 123R on our results of operations and financial condition and although the adoption of SFAS No. 123R will have no impact on our overall financial position, it will have a material impact on our results of operations in the first quarter of 2006 and in future quarters.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FSP No. FAS 115-1 provides additional guidance on the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of the loss. Although FSP No. FAS 115-1 is effective for fiscal years beginning after December 15, 2005, we believe the FSP’s clarification to the guidance regarding when an other-than-temporary impairment should be recognized is consistent with other existing literature, such as Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and has been applied as of December 31, 2005. We do not expect the adoption of FSP No. 115-1 to have a significant impact on our financial position or results of operations.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Years ended December 31,
	2005	2004	2003
	(in thousands, except share and per share data)
Historical
Numerator:
Net loss applicable to common stockholders	$(31,980)	$(39,941)	$(85,265)

Denominator:
Weighted-average common shares outstanding	25,849,923	22,002,893	1,335,387
Less: Weighted-average unvested common shares subject to repurchase	(127,530)	(332,458)	(365,695)

Denominator for basic and diluted net loss per share	25,722,393	21,670,435	969,692

Basic and diluted net loss per share applicable to common stockholders	$(1.24)	$(1.84)	$(87.93)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	—	—	15,344,817
Options to purchase common stock	2,637,749	2,434,859	2,200,389
Warrants(1)	33,358	57,222	51,210

	2,671,107	2,492,081	17,596,416

(1)	The warrants for 51,210 shares of preferred stock were converted into warrants for 57,222 shares of common stock upon conversion of preferred stock to common stock following the closing of the Company’s initial public offering in February 2004. Warrants for 23,864 shares of common stock were exercised in July 2005.

3. Asset Acquisition

On December 10, 2002, the Company acquired certain intangible assets and in-process research and development from Centaur Pharmaceuticals, Inc. (Centaur). The purchase price for the transaction was determined in accordance with SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. The following table summarizes the purchase (in thousands):

Calculation of the purchase price:
Issuance of shares of the Company’s Series D convertible preferred stock	$27,200
Cash paid as consideration	1,250
Acquisition costs	813

Total purchase price	$29,263

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company allocated the purchase price in accordance with the provisions of SFAS No. 142, related to the purchase of a group of assets. SFAS No. 142 provides that the cost of a group of assets acquired in a transaction other than a business combination shall be allocated to the individual assets acquired based on their relative fair values and shall not give rise to goodwill.

In accordance with the provisions of SFAS No. 141 and No. 142, all identifiable intangible assets including in-process research and development were assigned a portion of the purchase price based on their relative fair values. To this end, an independent valuation of the assets acquired was used to determine the fair value of the identifiable assets and in-process research and development. The Company allocated the total cost of the acquisition as follows (in thousands):

Purchase price allocation:
In-process research and development	$26,188
Intangible assets acquired:
Milestone and royalty agreement	2,940
Workforce	135

Total purchase price	$29,263

Approximately $26,188,000 of the purchase price was allocated to acquired in-process research and development and represented the fair value of Centaur’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value of the acquired in-process research and development was determined by estimating the related future net cash flows between 2007 and 2018 using a present value risk adjusted discount rate of 40%.

The income approach was also used to determine the estimated fair value of the corporate relationship with AstraZeneca in accordance with EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, and SFAS No. 141. The income approach considered only the milestone payments called for under the agreement with AstraZeneca. Such amounts were amortized over three years, which represented the estimated economic life of the original collaboration.

The cost approach was used to determine the value of the workforce. The value allocated to the workforce is attributable to three employees hired by the Company from Centaur following the asset acquisition, which eliminated the need to hire replacement employees. The value of the workforce was determined by estimating the cost of assembling a new workforce, including costs of salaries, benefits, training and recruiting.

In connection with the purchase transaction, the Company recognized $8,882,000 in expense related to the acquired in-process research and development in the year ended December 31, 2002. In the year ended December 31, 2003 we recorded an additional expense of $17,305,000 upon the commencement of the Phase III clinical trial for NXY-059 (formerly known as “Cerovive”) by AstraZeneca, which triggered a contingent payment of additional shares to Centaur.

4. License Fees and Commitments

The Company has entered into a variety of cancelable license agreements relating to its research and development efforts, most of which relate to product candidates in the early stage of preclinical development. The Company has a cancelable license agreement related to its clinical candidate, NXY-059. Under this agreement we are required to pay $25,000 annually in minimum royalty payments through NDA approval and $100,000 annually in minimum royalty payments after NDA approval. Additionally, low-single digit royalties are payable on net product sales.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Collaboration and License Agreements

Pfizer

On May 26, 2005, the Company entered into a collaborative research agreement and a license and royalty agreement with Pfizer (the Agreements) to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor (VR1). The collaboration focuses on treatments for pain, urinary incontinence and other diseases and disorders.

Under the Agreements, the Company received an upfront license fee of $10,000,000 in July 2005. In addition to the upfront license fee, the Agreements with Pfizer also provide the Company with research funding in excess of $7,000,000 over a two-year research period. Pfizer also has the option to extend the Agreements for up to two additional years subject to additional funding requirements. Additionally, the Company will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to the Company greater than $170,000,000 through successful achievement of research development and commercialization milestones for each product candidate resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, the Company would be entitled to receive royalties on net sales by Pfizer.

The Company applied EITF Issue No. 00-21 in evaluating the appropriate accounting for the Agreements, which became effective on June 28, 2005. In accordance with this guidance, the Company identified the initial license transfer and the research and development services as the deliverables under the Agreements and concluded that they should be accounted for as a single unit of accounting based upon the determination that these deliverables were linked and did not have standalone value. The Company also determined that the achievement of each milestone for which it is eligible for milestone payments represents a separate earnings process. The Company believes that each of these milestones, such as the commencement of a Phase I clinical trial or the filing of an NDA, is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, the Company concluded that such payments should be recognized as revenue when the milestone is achieved and collectability is reasonably assured.

In accordance with the evaluation discussed above, the Company began amortizing the upfront payment from Pfizer ratably in the third quarter of 2005 over the estimated research term of two years. The Company also began recognizing the research funding in the third quarter of 2005. During the year ended December 31, 2005 the Company recognized $4,350,000 in revenue related to the agreements. As of December 31, 2005, deferred revenue under this agreement was $7,500,000.

Genentech

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid the Company an upfront license and technology access fee of $5,250,000 in January 2004 and made a $3,000,000 equity purchase concurrent with our initial public offering. The Company deferred the $5,250,000 upfront payment and began recognizing it on a straight-line basis over the two-year estimated research period of the agreement. In July 2005, we revised the estimated completion date of the research period under the agreement by two months to February 2006 from our previous estimate of December 2005. Accordingly, we now expect to recognize the remaining deferred revenue on a straight-line basis through February 2006. The Company recognized $2,297,000 and $2,625,000 in revenue related to this agreement during the years ended December 31, 2005 and 2004, respectively, with approximately $328,000 remaining in deferred

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

revenue at December 31, 2005. The funded research period under this agreement ended in February 2006. The agreement with Genentech remains in effect and we will continue to coordinate research efforts through the Joint Research Committee that was set up to guide the program. We are eligible to receive future milestones and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech.

AstraZeneca

Contract revenue during 2003 resulted from $4,500,000 in milestone payments we earned from AstraZeneca upon approval from the FDA to commence Phase III clinical trials with NXY-059. Upon achievement of certain future milestones involving the filing and approval of marketing applications in the United States and European Union or Japan, AstraZeneca is obligated to make additional payments to us totaling up to $7,500,000. Upon commercialization of NXY-059, we are entitled to receive mid-teen percentage royalties on worldwide net sales of NXY-059 from AstraZeneca.

6. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$2,427	$—	$—	$2,427
Money market funds	3,036	—	—	3,036
Commercial paper	2,687	—	(1)	2,686
Auction rate certificates	99,375	—	—	99,375
Corporate bonds	903	—	(3)	900
U.S. government bonds	10,486	—	(21)	10,465

	$118,914	$—	$(25)	$118,889

Reported as:
Cash and cash equivalents				$8,149
Short-term investments				110,740

				$118,889

Estimated fair value of short-term investments by contractual maturity at December 31, 2005:
Maturing in less than one year				$11,365
Maturing in one to five years				—
Maturing in five to ten years				1,650
Maturing in greater than ten years				97,725

Total				$110,740

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$2,388	$—	$—	$2,388
Money market funds	3,192	—	—	3,192
Municipal bonds	15,800	—	—	15,800
Corporate bonds	17,638	—	(86)	17,552
U.S. government bonds	48,327	—	(300)	48,027

	$87,345	$—	$(386)	$86,959

Reported as:
Cash and cash equivalents				5,580
Short-term investments				81,379

				$86,959

Estimated fair value of short-term investments by contractual maturity at December 31, 2004:
Maturing in less than one year				$61,667
Maturing in one to five years				3,912
Maturing in five to ten years				—
Maturing in greater than ten years				15,800

Total				$81,379

Our marketable auction securities with contractual maturities greater than one year have interest reset features. The interest rate of these securities reset at approximately every 30 days, typically through a remarketing process or based on an index. These securities also contain callable features at the option of the Company, hence we may exercise the call options to liquidate these securities at our discretion prior to the contractual maturity dates.

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

There were no material gross realized losses or gains on the sale of available-for-sale securities during the years ended December 31, 2005 and 2004.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Computer equipment and software	$3,221	$3,000
Laboratory and office equipment	8,177	6,912
Leasehold improvements	1,095	894

	12,493	10,806
Less accumulated depreciation	(6,065)	(4,784)

Property and equipment, net	$6,428	$6,022

Depreciation expense was $1,778,000, $1,779,000 and $1,710,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

8. Intangible Assets

The components of the Company’s intangible assets at December 31, 2005 and December 31, 2004 were as follows (in thousands):

		December 31, 2005
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Milestone and royalty agreement	3 years	$2,940	$(2,940)	$—
Workforce	3 years	135	(135)	—

		$3,075	$(3,075)	$—

		December 31, 2004
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Milestone and royalty agreement	3 years	$2,940	$(1,934)	$1,006
Workforce	3 years	135	(89)	46

		$3,075	$(2,023)	$1,052

Amortization expense is included in research and development expense in the accompanying statements of operations. Amortization expense for intangible assets was $1,052,000, $1,147,000 and $847,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Intangible assets were fully amortized as of December 31, 2005.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31
	2005	2004
Professional fees	$569	$746
Rent obligation	—	312
Facilities-related	356	216
Proceeds from early exercise of stock options	104	232
Clinical trials costs	161	1,057
Outside services	199	293
Deferred rent	139	—
Accrued other	187	290

Other accrued liabilities	$1,715	$3,146

10. Loans Payable

During 2002 and 2003, the Company entered into credit facilities that provided up to an aggregate of $2,000,000 to finance the purchase of equipment and tenant improvements. Interest rates range from 9.12% to 11.66% on these advances, which are secured by the assets financed. Approximately $50,000 remains outstanding at December 31, 2005 related to these loans which will be paid off in full by March 31, 2006.

In connection with certain credit facilities, the Company issued warrants to the lenders to purchase preferred stock. Subsequently, these warrants were converted into warrants to purchase common stock upon the conversion of preferred stock to common stock following the closing of the Company’s initial public offering in February 2004 (Note 12).

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5,000,000 to finance the purchase of laboratory and computer equipment and certain leasehold improvements. In March 2005, the lender provided for a credit facility of $3,500,000 which was available for the Company to draw down through December 31, 2005. As of December 31, 2005, the Company had borrowed an aggregate of approximately $5,941,000 under these facilities. Payments are due in monthly installments over a period ranging from 42 to 48 months at interest rates ranging from 8.80% to 9.93% and are secured by the assets financed.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Future principal payments under the loans payable are as follows (in thousands):

Loans Payable
Year ending December 31,
2006	$1,531
2007	1,544
2008	950
2009	414

Total principal payments required	4,439
Less current portion	(1,531)

Noncurrent portion	$2,908

11. Operating Leases

The Company leases its laboratory and office facilities under an operating lease arrangement that expires in August 2009. The Company has the option to extend the lease at this location in South San Francisco, California through August 2012.

During the fourth quarter of 2003, the Company consolidated all of its operations in its current office and laboratory space in South San Francisco, California. As a result, the Company exited two previously occupied facilities and recorded expenses related to the remaining present value of the obligation for these leases in the fourth quarter of 2003 in the amount of $690,000 and $152,000 as research and development expense and general and administrative expense, respectively. Additionally, the Company recorded an impairment loss of $790,000 and $173,000 related to the leasehold improvements at these facilities as research and development expense and general and administrative expense, respectively.

Rent expense was $1,642,000 for the year ended December 31, 2005 (net of $216,000 sublease income) and $1,763,000 for the year ended December 31, 2004 (net of $335,000 sublease income) and $1,737,000 for the year ended December 31, 2003 (net of $19,000 sublease income).

Future minimum lease payments as of December 31, 2005 under noncancelable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31,
2006	$1,800
2007	1,952
2008	2,037
2009	1,405
and thereafter	—

Total minimum payments required	$7,194

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. Stockholders’ Equity

Common Stock

On February 10, 2004, the Company sold 6,325,000 shares of common stock to the public in its initial public offering and realized net proceeds of approximately $68,345,000. Additionally, concurrent with the initial public offering the Company completed a private placement with Genentech for 250,000 shares of common stock for proceeds of $3,000,000 (Note 5). Through December 31, 2005, the Company has issued 555,554 shares of its common stock to founders of the Company under restricted stock purchase agreements. Under the terms of the restricted stock purchase agreements, shares purchased generally vest over a three- to four-year period. Unvested shares are subject to repurchase by the Company at the original issuance price. There were 6,583 and 10,345 shares subject to repurchase at December 31, 2005 and 2004, respectively.

On September 28, 2005, the Company sold 4,000,000 shares of common stock through a public offering and realized net proceeds of approximately $50,429,000.

Stock Plans

Amended 2003 Stock Plan

The Board of Directors approved the Amended and Restated Renovis, Inc. 2003 Stock Plan (Amended 2003 Plan), giving effect to certain amendments to the previously approved Renovis, Inc. 2003 Stock Plan. The Amended 2003 Plan became effective on January 3, 2005. A total of 333,333 shares of the Company’s common stock were initially reserved for issuance under the Amended 2003 Plan. The Amended 2003 Plan also includes additional shares of common stock that have or will have become available for issuance under the Company’s predecessor stock option plans. Additionally, commencing in 2005 and on each January 15 thereafter during the term of the Amended 2003 Plan, the number of shares reserved for issuance under the Amended 2003 Plan will be increased by the lesser of (i) 3.5% of the Company’s outstanding shares of common stock on that date, (ii) 1,055,555 shares, or (iii) such lesser number determined by our Board of Directors. On January 19, 2005, the Board authorized and reserved an additional 863,984 shares of the Company’s common stock for issuance under the Amended 2003 Plan.

The Amended 2003 Stock Plan permits the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance share awards, stock payments and other stock related benefits, or any combination thereof to employees or consultants of the Company. The Amended 2003 Plan provides that the automatic option grants for independent directors to purchase 11,111 shares and the chairman of the Board of Directors to purchase 22,222 shares shall be granted annually on a date determined by the Board of Directors at its discretion, which date shall, to the extent practicable, be consistent with the date on which annual “replenishment” grants of options are made to employees generally (the Annual Grant Date). The Board of Directors at its discretion may change the Annual Grant Date from year to year. Each eligible member of the Board of Directors must continue to serve through the Annual Grant Date in order to receive an automatic option grant.

Stock options awarded to employees may be granted at an exercise price no less than the fair market value of the common stock on the date of grant. Options become exercisable as determined by the Board of Directors, generally at the rate of 1/48th per month such that the options will be fully vested after four years. Options granted under the Amended 2003 Plan expire no more than ten years after the date of grant.

The predecessor plans to the Amended 2003 Stock Plan allowed for the early exercise of options before they had vested. Shares issued as a result of early exercise are subject to a repurchase option by the Company upon

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

termination of the purchaser’s employment or services at the exercise price paid by the option holder. The repurchase right lapses over a period of time as determined by the Board of Directors. The Company may exercise its repurchase options within 90 days of such voluntary or involuntary termination.

As of December 31, 2005 and 2004, there were a total of 80,403 and 173,123 shares subject to repurchase relating to the early exercise of options at weighted-average exercise prices of $1.32 and $1.40 per share, respectively.

In accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of the new guidance is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity as the award vests. The shares subject to repurchase are not included in the accompanying Statements of Stockholders’ Equity (Net Capital Deficiency). The Company has appropriately applied the guidance for stock options granted after March 21, 2002 and has recorded a liability on the balance sheets relating to 77,799 and 159,437 shares issued pursuant to options exercised that were unvested as of December 31, 2005 and 2004, respectively, of $104,000 and $232,000.

The following table summarizes stock option activity under the Amended 2003 Stock Plan:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2002	165,520	549,703	$1.01
Shares authorized	1,822,222	—	—
Options granted	(1,979,899)	1,979,899	$2.55
Options canceled	44,257	(44,257)	$1.16
Shares repurchased	31,766	—	$0.73
Options exercised	—	(284,956)	$1.09

Balance at December 31, 2003	83,866	2,200,389	$2.38
Shares authorized	333,333	—	—
Options granted	(541,464)	541,464	$8.60
Options canceled	222,010	(222,010)	$3.12
Shares repurchased	32,026	—	$1.12
Options exercised	—	(305,744)	$1.62

Balance at December 31, 2004	129,771	2,214,099	$3.94
Shares authorized	863,984	—	—
Options granted	(821,799)	821,799	$11.75
Shares issued	(20,000)	—	$12.70
Options canceled	254,419	(254,419)	$8.30
Shares repurchased	4,389	—	$1.27
Options exercised	—	(312,747)	$2.23

Balance at December 31, 2005	410,764	2,468,732	$6.31

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inducement Stock Options

In July and August 2004, Renovis granted employment inducement stock options covering a total of 220,760 shares to certain newly hired executives. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350 (i)(1)(A)(iv) and in accordance with Renovis’ standard stock option terms, including a 10-year term and four year vesting, and were granted at exercise prices equal to the fair market value on the date of grant. These options become exercisable at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48th per month.

The following table summarizes the inducement stock option activities:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Shares authorized	220,760	—	—
Options granted	(220,760)	220,760	$8.07

Balance at December 31, 2004	—	220,760	$8.07
Options canceled	—	(83,843)	$7.73
Options exercised	—	(5,000)	$7.64

Balance at December 31, 2005	—	131,917	$8.30

2005 Employment Commencement Incentive Plan

The Board of Directors approved the Renovis, Inc. 2005 Employment Commencement Incentive Plan (the 2005 Plan), effective January 3, 2005. The number of shares of common stock that may be issued pursuant to awards under the 2005 Plan is 250,000.

The 2005 Plan provides the Company with the ability to grant specified types of equity awards including non-qualified stock options, restricted stock, stock appreciation rights, performance shares, dividend equivalents, deferred stock and stock payment awards to newly hired employees. New employees that are otherwise eligible to receive grants under the 2005 Plan may receive all types of awards approved under the 2005 Plan. A majority of the independent members of the Company’s Board of Directors or the compensation committee of the Board of Directors will determine which new employees will receive awards under the 2005 Plan and the terms and conditions of such awards, within certain limitations set forth in the 2005 Plan. The awards granted pursuant to the 2005 Plan are intended to be inducement awards pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The 2005 Plan is not subject to the approval of the Company’s stockholders.

Options granted under the 2005 Plan have a 10-year term, and are granted at exercise prices equal to the fair market value on the date of grant. These options generally become exercisable at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48th per month such that the options will be fully vested after four years. Only an employee who has not previously been an employee or director of the Company or a subsidiary, or following a bona fide period of non-employment by the Company or a subsidiary, is eligible to participate in the 2005 Plan and only if he or she is granted an award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or a subsidiary. Shares available for grant under the 2005 Plan expired upon expiration of the 2005 Plan at December 31, 2005.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes the 2005 Employment Commencement Incentive Plan activities as of December 31, 2005:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Shares authorized	250,000	—	—
Options granted	(38,300)	38,300	$14.18
Options canceled	1,200	(1,200)	$12.48
Plan shares expired	(212,900)	—	—

Balance at December 31, 2005	—	37,100	$14.23

The following tables summarize information about stock options outstanding as of December 31, 2005 for all stock plans (including the Inducement Stock Options and the 2005 Plan):

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.81-$1.35	778,920	7.29	$1.23	698,316	$1.23
$4.50-$4.50	566,364	7.73	4.50	563,134	4.50
$5.40-$11.24	461,145	8.52	7.95	292,966	7.53
$11.70	689,788	9.10	11.70	235,831	11.70
$11.81-$16.42	141,532	8.95	13.70	44,906	12.90

$0.81-$16.42	2,637,749	8.16	$6.51	1,835,153	$4.87

The weighted average fair value of options granted during the year ended December 31, 2005 was $7.87 per share. All options granted in 2005 had exercise prices equal to the market prices of the stock on the date grant dates.

The following table summarizes information about stock options granted to employees during the year ended December 31, 2004 (including inducement stock options):

Exercise Price:	Weighted Average Fair Value	Weighted Average Exercise Price
Equal to market price on grant date	$5.79	$8.73
Exceeded market price on grant date	7.85	12.60
Was less than market price on grant date	9.47	5.40

The weighted average fair value of options granted during the year ended December 31, 2003 was $10.73 per share. All options granted in 2003 had exercise prices below the deemed fair value of the Company’s common stock at the grant dates.

Employee Stock Purchase Plan

On February 4, 2004, the Company’s Employee Stock Purchase Plan (the Purchase Plan) became effective. A total of 611,111 share of the Company’s common stock were initially reserved for issuance under the Purchase

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Plan. The plan provides for an annual increase to the shares of common stock reserved under the Purchase Plan on each January 1, equal to the lesser of 194,444 or 0.75% of our outstanding shares on such date, or a lesser amount determined by our Board of Directors. In January 2005, 184,747 shares of the Company’s common stock were added to the Purchase Plan.

The Purchase Plan is implemented by a series of offerings of approximately 24 months in duration. Within the offering, there is a series of semi-annual “purchase periods”. Under the Purchase Plan, employees can purchase shares of the Company’s common stock based on a percentage of their compensation. The purchase price per share is the lesser of 85% of the market value on the participant’s entry date into the offering period or the last business day of the purchase period. To be eligible to participate in the Purchase Plan an employee must be scheduled to work more than 20 hours per week for at least five calendar months per year. During the years ended December 31, 2005 and 2004, the Company issued 109,214 and 60,885 shares of common stock, respectively, under the Purchase Plan. As of December 31, 2005, there were 625,759 shares of common stock available for future issuance under the Purchase Plan.

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

Stock Options and Stock Awards Granted to Nonemployees

During the years ended December 31, 2005, 2004 and 2003, the Company granted options to purchase 30,611, 42,787 and 85,152 shares of common stock to consultants at a weighted-average exercise price of $11.70, $8.31 and $1.68 per share, respectively. The related compensation expense, calculated in accordance with EITF Issue No. 96-18 and recorded by the Company, was $1,107,000, $775,000 and $933,000 in 2005, 2004 and 2003, respectively.

During the year ended December 31, 2005, the Company issued 20,000 shares of common stock with a weighted average price of $12.70 per share to three consultants in exchange for services. Of the 20,000 shares of common stock, 10,000 shares are restricted and subject to repurchase by the Company at the original issuance

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

price. The repurchase right lapses ratably each quarter over a period of two years from the date of issuance. At December 31, 2005, 7,500 of these shares were subject to repurchase by the Company.

Warrants

In connection with our equipment loan agreements, we issued warrants to the lenders to purchase an aggregate of 51,210 shares of preferred stock in 2001 and 2002 (Note 10). These warrants were converted into warrants for 57,222 shares of common stock upon conversion of the preferred stock to common stock following the closing of the Company’s initial offering in February 2004. The warrants are exercisable for the longer of 10 years from the issuance date or the seventh anniversary of the Company’s initial public offering. In July 2005, warrants for 23,864 shares of common stock were exercised. As of December 31, 2005, warrants for 33,358 shares of common stock with a weighted average exercise price of $7.60 per share remained outstanding.

Reserved Shares for Issuance

At December 31, 2005 and 2004, the Company had reserved shares of common stock for future issuances as follows:

	December 31, 2005	December 31, 2004
Outstanding options	2,637,749	2,434,859
2003 Employee Stock Purchase Plan	625,759	611,111
Options available for grant	410,764	129,771
Warrants	33,358	57,222

	3,707,630	3,232,963

Deferred Stock Compensation

In connection with the grant of certain stock options to employees during the twelve months ended December 31, 2003, the Company recorded total deferred stock compensation within stockholders’ equity (net capital deficiency) of $17,311,000 representing the difference between the deemed fair value of the common stock and the option exercise price at the date of grant. Such amount was being amortized over the vesting period of the applicable options on a straight-line basis. As of December 31, 2005, the Company has reversed $2,226,000 of unamortized deferred compensation related to terminations of employees. During the years ended December 31, 2005, 2004, and 2003, the Company recorded employee stock compensation as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Research and development	$2,393	$3,166	$1,356
General and administrative	1,429	1,480	504

Total employee stock compensation	$3,822	$4,646	$1,860

At December 31, 2005, unamortized deferred stock compensation within stockholders’ equity was $4,898,000. As required by SFAS No. 123R, unamortized deferred compensation at December 31, 2005 will be reversed out of stockholders’ equity in connection with the Company’s adoption of SFAS No. 123R in January 2006. Compensation expense for stock options that were granted prior to, but not vested as of December 31, 2005 will be recognized as an expense in the statement of operations starting in January 2006 in accordance with the provisions of SFAS No. 123R as the related options vest.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Income Taxes

There is no provision for income taxes because we have incurred losses. Deferred income taxes reflect the tax effect of net operating loss, capitalized research and development costs and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Federal and state net operating loss carryforwards	$26,141	$22,105
Federal and state research credits	3,620	1,893
Capitalized research and development	15,821	6,290
Capitalized start-up costs	1,698	2,547
Other	2,156	3,270

Total deferred tax assets	49,436	36,105
Deferred tax liabilities:
Acquired intangibles	—	(429)
Valuation allowance	(49,436)	(35,676)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $13,760,000 and $12,661,000 for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $64,595,000 which expire in the years 2020 to 2025 and federal research and development tax credits of approximately $2,151,000 which expire in the years 2020 to 2025. The Company also has state net operating loss carryforwards of approximately $61,436,000 which expire beginning in 2012 and state research and development tax credits of approximately $2,259,000 which have no expiration date.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands except share and per share data):

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$656	$656	$2,691	$2,644
Net loss	(9,990)	(9,980)	(6,300)	(5,710)
Net loss per share—basic and diluted	(0.41)	(0.41)	(0.25)	(0.20)
Weighted average shares used in computing basic and diluted loss per share	24,527,116	24,625,270	24,850,866	28,848,414

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$656	$656	$656	$656
Net loss	(8,676)	(9,833)	(10,851)	(10,581)
Net loss per share—basic and diluted	(0.63)	(0.41)	(0.45)	(0.43)
Weighted average shares used in computing basic and diluted loss per share	13,814,355	24,171,673	24,265,528	24,370,671

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b) Management’s Report on Internal Control Over Financials Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assesses the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment using those criteria, management concluded that as of December 31, 2005, our internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited our financials statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of the Company’s internal control over financials reporting as well as the effectiveness of the Company’s internal control over financial report. The report on the audit of internal control over financial reporting appears below.

(c) Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Renovis, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Renovis, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Renovis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Renovis, Inc’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Renovis, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Renovis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Renovis, Inc as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 8, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and is incorporated in this report by reference.

Renovis’ written Code of Business Conduct and Ethics applies to all of its directors and employees, including its executive officers. The Code of Business Conduct and Ethics is available on Renovis’ website at http://www.investors.renovis.com. Changes to or waivers of the Code of Business Conduct and Ethics will be disclosed on the same website.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(6)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(11)	Certificate of Designations of the Series A Junior Participating Preferred Stock.

4.1(11)	Specimen Common Stock Certificate.

4.2(12)	Specimen Preferred Stock Certificate.

4.3(12)	Form of Debt Security.

4.4(13)	Form of Senior Indenture, between the Registrant and one or more trustees to be named.

4.5(13)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named.

4.6(12)	Form of Warrant.

4.7(1)	Amended and Restated Investor Rights Agreement, dated as of August 7, 2003, by and among the Registrant and holders of the Registrant’s preferred stock.

4.8(1)	Equipment Loan and Security Agreement, dated as of April 27, 2001, with GATX Ventures, Inc. and Transamerica Commercial Finance Corporation.

4.9(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to GATX Ventures, Inc.

4.10(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to TBCC Funding Trust II.

4.11(1)	Equipment Loan and Security Agreement, dated October 10, 2001, with GATX Ventures, Inc.

4.12(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated October 10, 2001, issued by the Registrant to GATX Ventures, Inc.

4.13(1)	Equipment Loan and Security Agreement, dated July 24, 2002, with GATX Ventures, Inc. and Transamerica Commercial Finance Corporation.

4.14(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to GATX Ventures, Inc.

4.15(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to TBCC Funding Trust II.

4.16(9)	Equipment Loan and Master Security Agreement, dated February 26, 2004, with Oxford Finance Corporation.

4.17(10)	Equipment Loan Promissory Note to Master Security Agreement dated March 25, 2005, with Oxford Finance Corporation.

4.18(10)	Rights Agreement, dated as of March 24, 2005, between the Registrant and Wells Fargo Shareowner Services.

10.1(3)	Form of Indemnity Agreement between the Registrant and each officer and director.

10.3(1)*	Amended and Restated 2003 Equity Incentive Plan.

10.4(1)*	2000 Equity Incentive Plan.

10.5(5)*	Employee Stock Purchase Plan.

Exhibit Number	Description of Document
10.6(17)*	Amended and Restated Employment Agreement dated April 8,2 005, by and between the Registrant and Corey S. Goodman. Ph.D.

10.7(17)*	Form of Amended and Restated Employment Agreement by and between the Registrant and Executive Officer

10.8(1)*	Separation Agreement, dated as of February 3, 2003, by and between the Registrant and Lynne Zydowsky, Ph.D.

10.9(2)(7)	License Agreement, dated as of July 15, 1992, by and among Centaur Pharmaceuticals, Inc., the Oklahoma Medical Research Foundation and the University of Kentucky Research Foundation.

10.10(2)(7)

First Amendment to License Agreement, dated as of June 29, 1995, by and among Centaur Pharmaceuticals, Inc., the Oklahoma Medical Research Foundation and the University of Kentucky Research Foundation.

10.11(2)(7)	License Agreement, dated as of January 1, 1998, by and between Centaur Pharmaceuticals, Inc. and the Oklahoma Medical Research Foundation.

10.12(2)(7)	Development, License and Marketing Agreement, dated as of June 26, 1995, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.13(2)	Amendment to Development, License and Marketing Agreement, dated as of July 8, 1997, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.14(2)	Amendment to Development, License and Marketing Agreement, dated as of October 7, 1997, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.15(2)(7)	Third Amendment to Development, License and Marketing Agreement, dated as of June 18, 2002, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.16(2)(7)	Supply Agreement, dated as of June 26, 1995, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.17(2)(7)	Amendment to Supply Agreement, dated June 18, 2002, by and between Centaur Pharmaceuticals, Inc. and AstraZeneca AB.

10.18(2)(7)	License Agreement, dated as of January 15, 1998, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.19(2)	Amendment No. 1 to License Agreement, dated as of June 18, 1998, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.20(2)(7)	Second Amendment to License Agreement and Termination of Services and Supply Agreement, dated as of September 13, 2002, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.21(4)(7)	Patent License and Research Collaboration Agreement, dated July 15, 2003, by and between the Company and Merck & Co., Inc.

10.22(4)(7)	License Agreement, dated December 27, 2002, by and between the Company and The Regents of the University of California.

10.23(2)(7)	Sublease, dated August 5, 2003, by and between the Company and Tularik Inc.

10.24(1)	Net Lease, dated September 27, 2000, by and between the Registrant and Utah Partners.

10.25(3)*	First Amendment to Separation Agreement, dated as of October 22, 2003, by and between the Registrant and Dr. Lynne Zydowsky, Ph.D.

10.26(3)	Asset Purchase Agreement, dated as of July 26, 2003, by and between the Registrant and Centaur Pharmaceuticals, Inc.

Exhibit Number	Description of Document
10.27(3)	Amendment to Asset Purchase Agreement, dated as of October 23, 2002, by and between the Registrant and Centaur Pharmaceuticals, Inc.

10.28(3)	Sublease, dated October 31, 2003, by and between the Registrant and KAI Pharmaceuticals, Inc.

10.29(4)(7)	Collaborative Research, Development and License Agreement, dated as of December 31, 2003, by and between the Registrant and Genentech, Inc.

10.30(4)(7)	License Agreement, dated as of June 1, 2001, by and between the Registrant and The Regents of the University of California.

10.31(4)(7)	First Amendment to License Agreement, dated as of December 15, 2002, by and between the Registrant and The Regents of the University of California.

10.32(4)	Second Amendment to License Agreement, dated as of December 23, 2003, by and between the Registrant and The Regents of the University of California.

10.33(4)(7)	License Agreement, dated as of November 25, 2002, by and between the Registrant and The Regents of the University of California.

10.34(8)*	Amended and Restated 2003 Stock Plan.

10.35(8)*	2005 Employment Commencement Incentive Plan and form of stock option agreement.

10.36(14)*	2006 Employment Commencement Incentive Plan and form of stock option agreement.

10.37(15)(7)	Collaborative Research Agreement, dated May 26, 2005 by and between the Registrant and Pfizer, Inc.

10.38(15)(7)	License and Royalty Agreement, dated May 26, 2005 by and between Registrant and Pfizer, Inc.

10.39(16)*	William K. Schmidt Employment Commencement Nonstatutory Stock Option.

10.40(16)*	Marlene F. Perry Employment Commencement Nonstatutory Stock Option.

10.41(16)*	Randall Moreadith Employment Commencement Nonstatutory Stock Option.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 17, 2003.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 23, 2003.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on November 21, 2003.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 16, 2004.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 29, 2004.

(6)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on February 3, 2004.
(7)	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-50564) filed on January 6, 2005.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 28, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on April 11, 2005.
(12)	To be filed by amendment to the Company’s Registration Statement on Form S-3 (SEC file No. 333-122762) filed on February 11, 2005 or by a report filed under the Exchange Act and incorporated therein by reference.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC file No. 333-122762) filed on February 11, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on February 9, 2006.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-50564) filed on August 12, 2005.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC File No. 333-123638) filed on March 29, 2005.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on April 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVIS, INC.

Dated: March 10, 2006	By:	/s/ COREY S. GOODMAN
Corey S. Goodman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ COREY S. GOODMAN, PH.D. Corey S. Goodman, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/s/ JOHN C. DOYLE John C. Doyle	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

/s/ NANCY M. CROWELL Nancy M. Crowell	Director	March 10, 2006

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 10, 2006

/s/ JOHN H. FRIEDMAN John H. Friedman	Director	March 10, 2006

/s/ YASUNORI KANEKO, M.D. Yasunori Kaneko, M.D.	Director	March 10, 2006

/s/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet, Ph.D.	Director	March 10, 2006

/s/ JUDITH A. HEMBERGER, PH.D. Judith A. Hemberger, Ph.D.	Director	March 10, 2006

/s/ JOHN P. WALKER John P. Walker	Director	March 10, 2006