Form 10-Q
period 2006-03-31
RENOVIS INC
filed 2006-05-09
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 2, 2006, there were 29,221,705 shares of the registrant’s common stock, $.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$73,273	$8,149
Short-term investments	39,670	110,740
Prepaid expenses and other current assets	1,342	1,082

Total current assets	114,285	119,971

Property and equipment, net	7,303	6,428
Other assets	176	213

	$121,764	$126,612

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable	$1,289	$1,050
Accrued compensation	1,362	2,018
Loan payable, current portion	1,593	1,531
Deferred revenue, current portion	5,900	5,328
Other accrued liabilities	1,526	1,715

Total current assets	11,670	11,642

Loan payable, noncurrent portion	2,736	2,908
Deferred revenue, noncurrent portion	1,250	2,500
Other long-term liabilities	895	964

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2006 and December 31, 2005; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2006 and December 31, 2005; 29,063,929 and 28,927,205 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	29	29
Additional paid-in capital	266,314	267,454
Deferred stock compensation	—	(4,898)
Accumulated other comprehensive loss	(33)	(25)

Accumulated deficit	(161,097)	(153,962)

Stockholders’ equity	105,213	108,598

	$121,764	$126,612

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005

Contract revenue	$2,478	$656
Operating expenses:
Research and development	6,872	8,415
General and administrative	3,903	2,533

Total operating expenses	10,775	10,948

Loss from operations	(8,297)	(10,292)
Interest income	1,262	413
Interest expense	(100)	(111)

Net loss	$(7,135)	$(9,990)

Basic and diluted net loss per share	$(0.25)	$(0.41)

Shares used to compute basic and diluted net loss per share	28,976,250	24,527,116

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net Loss	$(7,135)	$(9,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of fixed assets	—	186
Depreciation and amortization	436	753
Employee stock-based compensation	2,296	1,032
Noncash interest and issuance of equity	964	252
Changes in assets and liabilities:
Prepaids and other assets	(223)	(644)
Accounts payable	239	(1,049)
Accrued compensation	(656)	(293)
Deferred revenue	(678)	(656)
Other accrued liabilities	(235)	29

Net cash used in operating activities	(4,992)	(10,380)
Cash flows from investing activities
Capital expenditures	(1,312)	(820)
Purchase of short-term investments	(23,963)	(8,610)
Sales of short-term investments	87,625	12,650
Maturities of short-term investments	7,400	7,100

Net cash provided by investing activities	69,750	10,320
Cash flows from financing activities
Principal payments on loan payable	(403)	(399)
Proceeds from loan payable	293	963
Proceeds from issuance of common stock, net of repurchases	476	376

Net cash provided by financing activities	366	940
Net increase in cash and cash equivalents	65,124	880
Cash and cash equivalents at beginning of period	8,149	5,580

Cash and cash equivalents at end of period	$73,273	$6,460

See accompanying notes.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

The Company and Nature of Operations

Renovis, Inc. (the Company or Renovis) was incorporated in the State of Delaware on January 5, 2000. We are a biopharmaceutical company primarily focused on the discovery and development of drugs to treat neurological diseases and disorders. We are located in South San Francisco, California.

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue to finance the Company’s operations with a combination of equity issuances, debt arrangements and revenues from corporate alliances with pharmaceutical companies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

Basis of Preparation

The Company has prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed balance sheet amounts at December 31, 2005, have been derived from audited financial statements.

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

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of operations. Prior to January 1, 2006, we accounted for options granted to employees using the intrinsic value method in accordance with APB 25.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 7 “Stock-based Compensation” for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

2. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. Comprehensive loss for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(7,135)	$(9,990)
Unrealized gains (loss) on available-for-sale securities	(8)	17

Comprehensive loss	$(7,143)	$(9,973)

3. Net Loss Per Share

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

	Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share data)
Historical:
Numerator:
Net loss (1)	$(7,135)	$(9,990)

Denominator:
Weighted average common shares outstanding	29,052,204	24,690,528
Less: Weighted average unvested common shares subject to repurchase	(75,954)	(163,412)

Denominator for basic and diluted net loss per share	28,976,250	24,527,116

Basic and diluted net loss per share (1)	$(0.25)	$(0.41)

Historical outstanding dilutive securities not included in net loss per share calculation
Preferred stock	—	—
Options to purchase common stock	3,767,002	3,113,014
Warrants	33,358	57,222

	3,800,360	3,170,236

(1)	Net loss for the three months ended March 31, 2006 includes $2,296,000 of stock-based compensation expense. The effect of recording stock-based compensation expense on basic and diluted loss per share was $(0.08) per share for the three months ended March 31, 2006.

4. Collaboration Agreements

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

The Company applied EITF Issue No. 00-21 in evaluating the appropriate accounting for the agreements, which became effective on June 28, 2005. In accordance with this guidance, the Company identified the initial license transfer and the research and development services as the deliverables under the agreements and concluded that they should be accounted for as a single unit of accounting based upon the determination that these deliverables were linked and did not have stand-alone value. The Company also determined that the achievement of each milestone for which it is eligible for milestone payments represents a separate earnings process. The Company believes that each of these milestones, such as the commencement of a Phase I clinical trial or the filing of an NDA, is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, the Company concluded that such payments should be recognized as revenue when the milestone is achieved and collectability is reasonably assured.

In accordance with the evaluation discussed above, the Company began amortizing the upfront payment from Pfizer ratably in the third quarter of 2005 over the estimated research term of two years. The Company also began recognizing the research funding in the third quarter of 2005. During the three months ended March 31, 2006, the Company recognized $2,150,000 in revenue related to the agreements. As of March 31, 2006, deferred revenue under the agreements was $7,150,000.

Genentech

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid the Company an upfront license and technology access fee of $5,250,000 in January 2004 and made a $3,000,000 equity purchase concurrent with our initial public offering. The Company deferred the $5,250,000 upfront payment and began recognizing it on a straight-line basis over the two-year estimated research period of the agreement. In July 2005, we revised the estimated completion date of the research period under the agreement by two months to February 2006 from our previous estimate of December 2005. Accordingly, we recognized the remaining deferred revenue on a straight-line basis through February 2006. The Company recognized $328,000 and $656,000 in revenue related to this agreement during the three months ended March 31, 2006 and 2005, respectively. The funded research period under this agreement ended in February 2006. The agreement with Genentech remains in effect and we will continue to coordinate our separate research efforts through the Joint Research Committee that was established to guide the program. We are eligible to receive future milestones and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech.

5. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Professional fees	$745	$569
Facilities-related	143	356
Proceeds from early exercise of stock options	82	104
Deferred rent	227	139
Accrued other	329	547

Other current accrued liabilities	$1,526	$1,715

6. Loan Payable

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5,000,000 to finance the purchase of laboratory and computer equipment and certain leasehold improvements. In March 2005, the lender provided for a credit facility of $3,500,000 which was available for the Company to draw down through December 31, 2005. During the quarter ended March 31, 2006, the lender extended the draw down period through March 31, 2006. As of March 31, 2006, the Company had borrowed an aggregate of approximately $6,234,000 under these facilities. Payments are due in monthly installments over a period ranging from 42 to 48 months at interest rates ranging from 8.80% to 10.19% and are secured by the assets financed.

7. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a purchase price not exceeding 20% of their gross compensation during an offering period. No shares were purchased during the three months ended March 31, 2005 or 2006. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 194,444 or 0.75% of our outstanding shares on such date, or a lesser amount as determined by our Board of Directors. At March 31, 2006, 820,203 shares of common stock were available for future issuance under the plan.

Other Equity Incentive Plans

The Company has equity incentive plans for directors, officers, employees and non-employees. Stock options granted to existing employees under these plans generally vest at the rate of 1/48th per month such that the options will be fully vested after four years. Stock options granted to new employees generally vest 25% one year after the vesting commencement date with the remainder vesting at a rate of 1/36th per month. Stock options granted to directors generally vest quarterly over one year. All stock options expire ten years from the date of grant. Stock options issued prior to 2004 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. Our equity incentive plan contains an “evergreen” provision that automatically increases, on each January 15, by the lesser of 3.5% of the Company’s outstanding shares of common stock on that date, or 1,055,555 shares, or such lesser amount as determined by our Board of Directors. At March 31, 2006, 423,318 shares were available for future grant under our equity incentive plans.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosures. The pro-forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Net loss, as reported	$(9,990)

Plus: Employee stock compensation expense based on intrinsic value method	1,032
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,772)

Net loss, pro forma	$(10,730)

Net loss per share:
Basic and diluted, as reported	$(0.41)

Basic and diluted, pro forma	$(0.44)

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company is recognizing compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands, except per share amounts):

Research and development	$1,050
General and administrative	1,246

Total stock-based compensation	$2,296

Effect on loss per share, basic and diluted	$(0.08)

Due to our net loss position, a windfall tax benefit was not realized during the period.

Prior to the adoption of SFAS 123(R), the intrinsic value of the Company’s unvested stock options was recorded as deferred stock compensation as of December 31, 2005. Upon the adoption of SFAS 123(R) in January 2006, the deferred stock compensation balance of $4,898,000 was reclassified to additional paid-in-capital.

Valuation Assumptions

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three months Ended March 31
	2006	2005
Stock option plan:
Expected stock price volatility	63%	80%
Risk-free interest rate	4.4%	3.8%
Dividend yield	0	0
Expected life of options (in years)	4.23	5
Employee stock purchase plan:
Expected stock price volatility	75%	80%
Risk-free interest rate	3.6%	2.9%
Dividend yield	0	0
Expected life of options (in years)	0.5-2	0.5

The Company’s computation of expected volatility for the first quarter of 2006 is based on a combination of historical volatilities of peer companies and market-based implied volatility from traded options on the Company’s common stock. Peer companies’ historical volatilities are used in the determination of expected volatility due to the short trading history of the Company’s common stock, which is approximately two years as of March 31, 2006. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size, and financial leverage. The computation of the expected volatility for our employee stock purchase plan for the first quarter of 2006 is based upon a combination of our historical volatility and our market-based implied volatility. Our computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the activity under our equity incentive plans for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,637,749	$6.51
Granted	1,272,478	$18.19
Exercised	(124,512)	$4.00
Cancelled	(18,713)	$6.33

Outstanding at March 31, 2006	3,767,002	$10.55	8.57	$40,614

Options exercisable at March 31, 2006	1,892,348	$5.79	7.79	$29,387

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for 3,764,002 options that were in-the -money at March 31, 2006. As of March 31, 2006, there was approximately $21,069,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 3.10 years

The total intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2005 was $1,871,000 and $610,000, respectively determined as of the date of exercise. The estimated fair value of shares vested during the three-month periods ended March 31, 2006 and 2005 was $1,901,000 and $1,382,000, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $10.07 and $7.75 per share, respectively, based on the assumptions in the Black-Scholes option valuation model discussed above.

Non-Employee Stock Compensation

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. During the three months ended March 31, 2006 and 2005, the Company granted stock options to purchase 42,111 and 30,611 shares of common stock, respectively, to consultants. Compensation expense related to non-employee stock option grants was $740,000 and $245,000 for the three months ended March 31, 2006 and 2005, respectively.

The following table illustrates the weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees:

	Three Months Ended March 31,
	2006	2005
Dividend yield:	0	0
Risk-free interest rate	4.43%	4.67%
Volatility:	64%	80%
Expected life of options (in years)	10	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

Overview

We are a biopharmaceutical company with a primary focus on the discovery, development and commercialization of drugs to treat neurological disease and disorders. Our most advanced product candidate, NXY-059, is a novel free radical trapping neuroprotectant in Phase III clinical trials for the treatment of acute ischemic stroke (AIS) with our exclusive licensee, AstraZeneca AB (AstraZeneca). Upon commercialization of NXY-059 we are entitled to receive mid-teen royalties on worldwide net sales. AstraZeneca is responsible for funding and conducting all of the clinical trials with NXY-059 as well as all activities related to manufacturing and commercialization. We are currently conducting drug discovery programs in the areas of cytoprotection, pain and inflammatory diseases. In addition to the relationship with AstraZeneca, we have a collaboration with Pfizer, Inc. (Pfizer) to discover and develop product candidates targeting the vanilloid receptor, VR1, and a collaboration with Genentech, Inc. (Genentech) in the areas of nerve growth and anti-angiogenesis. In addition to these partnered programs, we are independently pursuing drug discovery programs targeted at next-generation cytoprotectants that act similarly to NXY-059 and certain purinergic receptors that are implicated in a broad spectrum of pain and inflammatory diseases.

In May 2003, our exclusive licensee, AstraZeneca, initiated two multi-national, multi-center, randomized, double-blinded Phase III clinical trials (SAINT I and SAINT II) to test NXY-059 versus placebo in AIS patients. In May 2005, we announced top line results from SAINT I in coordination with AstraZeneca. These results showed that the SAINT I trial involving more than 1,700 patients was the first international Phase III trial of a neuroprotectant in AIS to meet its primary endpoint. In SAINT I, NXY-059 showed a statistically significant reduction in disability compared to placebo after AIS as measured on the Modified Rankin Scale (mRS) at 90 days (p=0.038). The clinical benefit was evident at the earliest time point assessed (7 days) and persisted through the end of the study (90 days). We also announced that the prespecified analysis of neurological recovery as measured on the National Institute of Health Stroke Scale (NIHSS) did not show a statistically significant difference between the treatment and placebo groups. The clinical significance of these findings will be assessed in light of the outcome of the ongoing global Phase III trial (SAINT II) planned to involve approximately 3,200 patients.

In August 2004, AstraZeneca initiated a global Phase IIb trial (CHANT) to assess safety and tolerability of NXY-059 in patients with acute intracerebral hemorrhage (ICH). In March 2006, we announced, in coordination with AstraZeneca, preliminary results from the Phase IIb CHANT trial which involved 603 patients from 20 countries. An analysis of the data showed that the safety and tolerability of NXY-059 was similar to placebo, with comparable mortality rates (20% in each group) and no difference between the NXY-059 and placebo groups on the secondary endpoint of stroke outcomes after ICH in the study.

Previously in 2005, we were independently conducting clinical trials with two product candidates known as REN-1654 and REN-850. In August 2005, we announced our decision to discontinue development of REN-1654 as an oral medication based upon the modest effectiveness observed at the maximum dose tested in our Phase II studies and safety findings that would limit testing of higher oral doses. In June 2005, we announced our decision to end future development of REN-850 based on a review of interim data from a Phase Ia study.

We have a limited history of operations. Since our inception we have generated all of our revenues from agreements with corporate partners. During 2003, we recorded $4,500,000 in contract revenue related to milestone payments that we received from AstraZeneca following its receipt of regulatory approval to commence Phase III trials for NXY-059. Upon achievement of certain future milestones involving the filing and approval of marketing applications in the U.S. and E.U. or Japan, AstraZeneca is obligated to make additional payments to us totaling up to $7,500,000.

In December 2003, we entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid us an upfront license and technology access fee of approximately $5,250,000 in January 2004 and made a $3,000,000 equity purchase concurrent with our initial public offering. We deferred the upfront payment and are recognizing it as contract revenue on a straight-line basis over the estimated research period. In July 2005, we revised the estimated completion date of the research period under the agreement to February 2006 from our previous estimate of December 2005. We recognized $328,000 and $656,000 related to this agreement during the three months ended March 31, 2006 and 2005, respectively. The funded research period under this agreement ended in February 2006. The agreement with Genentech remains in effect after February 2006 and we will continue to coordinate our separate research efforts through the Joint Research Committee that was established to guide the program. We are also eligible to receive future milestones and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech. In exchange, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialized protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role. Unless Genentech exercises certain rights and makes additional payments to us, we will have the right to develop and commercialize products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions. We would be required to make royalty payments, and in certain cases milestone payments, to Genentech on products that we develop and commercialize under the collaboration.

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target the vanilloid receptor, VR1. The collaboration focuses on treatments for pain, urinary incontinence and other diseases and disorders. Under the agreements, we received an upfront license fee of $10,000,000 in July 2005. We have deferred the upfront license fee and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. In addition to the upfront license fee, the Pfizer collaboration also provides us with research funding in excess of $7,000,000 which is being recognized over the estimated research period. Accordingly, we recognized $2,150,000 in contract revenue related to these agreements during the three months ended March 31, 2006. Pfizer has the option to extend the agreements for up to two additional years subject to additional funding requirements. Additionally, we will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to the Company greater than $170,000,000 through successful achievement of research development and commercialization milestones for each product resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, we will be entitled to receive royalties on net sales by Pfizer.

As of March 31, 2006, we had an accumulated deficit of $161,097,000 and approximately $112,943,000 in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for more than the next 12 months. However, changes to our current operating plan may require us to consume our capital resources sooner than we expect.

We expect to incur substantial and increasing losses for the next several years as we:

•	expand our research and development programs; and

•	advance new product candidates into clinical development from our existing research programs.

In addition, we may acquire or in-license technology and products and may also acquire or invest in businesses that are complementary to our own.

Revenues

To date, all of our revenue has been earned under agreements with AstraZeneca, Genentech and Pfizer. We do not expect to generate revenue from product sales or royalties for at least the next several years, if at all. We seek to generate revenue from a combination of product sales, upfront fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized. Revenue derived from collaborative and strategic relationships helps us fund our operations and may increase in the future if we are successful in achieving milestones in our existing collaborations, licensing our technology and establishing new collaborations or strategic relationships. If we are unsuccessful in these goals, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Our research and development (R&D) expenses consist primarily of costs associated with research, preclinical development and clinical trials involving product opportunities in the areas of cytoprotection, pain and inflammatory diseases. We do not incur research and development costs for NXY-059, which is licensed exclusively to AstraZeneca.

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

During the three months ended March 31, 2006 and 2005, we incurred research and development expenses of $6,872,000 and $8,415,000, respectively. The majority of research and development expense incurred relates to our preclinical R&D programs. For the three months ended March 31, 2005, we incurred $6,415,000 in R&D expense relating to our preclinical programs and $2,000,000 relating to clinical development activities. For the three months ended March 31, 2006, all of the R&D expense incurred related to our preclinical programs. Research and development expense for the three months ended March 31, 2006 decreased by $1,543,000 as compared to the corresponding period in 2005, primarily reflecting our decisions to end two clinical development programs, both of which involved multiple Phase II clinical studies that were ongoing throughout the first two quarters of 2005. Preclinical R&D expense increased in 2006 from 2005 as a result of our investments in preclinical activities in the areas of cytoprotection, pain and neuroinflammatory diseases. The increase in expense in 2006 is the result of adding key personnel in chemistry and pharmacology to support expansion of our preclinical programs, including our program with Pfizer to identify antagonists of the vanilloid receptor, VR1. We also maintained our effort to identify and advance molecules with properties similar to NXY-059 that we believe could be useful in a range of ischemic conditions, and we invested in certain pilot programs to build our internal pipeline of new investment opportunities.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We anticipate incurring increases in general and administrative expenses, such as increased costs for legal services, insurance and investor relations. These increases will also likely include the hiring of additional personnel.

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

Stock Compensation

Beginning on January 1, 2006, we began accounting for all stock-based awards to employees and directors under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of peer companies’ historical volatilities and our market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the first quarter of 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Clinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

Some of our research and development, including certain preclinical and clinical study activity, is conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based upon a variety of factors, including estimated and actual labor hours, actual and estimated patient enrollment rates, clinical site initiation activities and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenue

Total revenue and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2006	2005
Pfizer collaboration	$2,150	$—
Genentech collaboration	328	656

Total revenue	$2,478	$656
Dollar increase	$1,822
Percentage increase	278%

The increase in revenue in 2006 as compared to 2005 resulted from a collaborative research agreement and a license and royalty agreement with Pfizer that we signed in May 2005. Under the agreements we received an upfront license fee of $10,000,000 in July 2005. We recorded the upfront license fee as deferred revenue and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with total research funding of more than $7,000,000 during the two-year research period.

We expect that any revenue we may earn will fluctuate from quarter to quarter as a result of the timing and amount of any milestone payments we earn or any new collaborations into which we may enter in the future. For the year ending December 31, 2006, we presently anticipate contract revenue from existing agreements of $8,800,000 to $9,200,000.

Research and Development Expenses

Total research and development (R&D) expenses and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2006	2005
Total R&D expense	$6,872	$8,415
Dollar decrease	$(1,543)
Percentage decrease	(18)%

Specific changes in R&D expense between these periods include:

•	external clinical trial costs, manufacturing cost of clinical trial supplies and other costs related to pharmacology and in vivo studies decreased by $1,660,000 in the first quarter of 2006 as compared to the corresponding period in 2005 primarily due to our decisions to end clinical development programs involving REN-1654 and REN-850.

•	amortization of intangible assets decreased to $0 in the first quarter of 2006 from $287,000 during the corresponding period in 2005 because due to the underlying intangible assets were fully amortized as of the end of 2005;

•	non-cash stock compensation increased by $376,000 for options granted to employees in the first quarter as compared to the corresponding period in 2005 primarily due to our accounting for employee share-based compensation under the fair value method in accordance with SFAS 123(R) as of January 1, 2006. Prior to January 1, 2006 we accounted for options granted to employees using the intrinsic value method in accordance with APB 25. In the first quarter of 2006 we recorded $1,050,000 in share-based compensation expense in accordance with SFAS 123(R). In the first quarter of 2005 we recorded $ 674,000 utilizing the intrinsic value method of measuring stock compensation in accordance with APB 25; and

•	costs of supplies and materials increased by $246,000 in the first quarter of 2006 as compared to the corresponding period in 2005 as a result of increased pre-clinical activities performed in-house.

We expect R&D expenses to increase in the future as we make additional investments in our preclinical research programs and also advance product candidates into clinical trials. However, we currently do not have estimates of total costs of clinical trials nor the cost to reach regulatory approval for any drug candidate as all drug candidates are subject to an uncertain and lengthy regulatory process which may not result in obtaining the necessary regulatory approval.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2006	2005
Total G&A expense	$3,903	$2,533
Dollar increase	$1,370
Percentage increase	54%

Specific changes in G&A expense between periods include:

•	non-cash stock compensation increased by $888,000 for grants to employees and non-employee directors. In the first quarter of 2006 we recorded $1,246,000 under the fair value method of measuring stock compensation in accordance with SFAS 123(R). In the first quarter of 2005 we recorded $358,000 based on the intrinsic value method of measuring stock compensation in accordance with APB 25; and

•	consulting expense increased by $279,000 in the first quarter of 2006 as compared to the corresponding period in 2005 primarily due to stock compensation expense for stock options granted to consultants.

We expect G&A expenses to increase in the future, reflecting increased support activities as we move preclinical products into clinical trials.

Interest Income

Total interest income and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2006	2005
Total interest income	$1,262	$413
Dollar increase	$849
Percentage increase	206%

The increase in interest income in the first quarter of 2006 as compared to the corresponding period in 2005 was primarily attributable to a higher rate of return on our investment portfolio and higher average investment balances due to our common stock offering in September 2005, which resulted in net proceeds of $50,426,000.

Interest Expense

Interest expense was nominally lower in the first quarter of 2006 as compared to the corresponding period in 2005. The decrease was primarily due to the lower aggregate interest rates on our debt balances.

2006 Financial Guidance

We expect our operating expenses to increase as we move preclinical products into clinical trials. For the year ending December 31, 2006, the Company presently anticipates:

•	total contract revenue from existing agreements of $8,800,000 to $9,200,000. This estimate includes approximately $300,000 from our collaboration with Genentech related to the completion of the research period under our agreement in February 2006; and

•	total operating expenses, including stock-based compensation of $10,000,000 to $13,000,000 to be recognized upon the adoption of SFAS No. 123(R), of $48,000,000 to $56,000,000.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of March 31, 2006, we had received approximately $221,455,000 from the sale of equity securities. In February 2004, we received approximately $71,345,000 from our initial public offering of common stock and concurrent private placement with Genentech. In September 2005, we completed a public offering of common stock under which we received net proceeds of approximately $50,429,000. In addition, since inception to March 31, 2006, we financed the purchase of equipment and leasehold improvements with debt totaling approximately $12,929,000, of which $4,329,000 was outstanding at that date. These obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 11.66% and are due in monthly installments through March 2010.

As of March 31, 2006, we had $112,943,000 in cash, cash equivalents and short-term investments as compared to $118,889,000 as of December 31, 2005, a decrease of $5,946,000. The decrease resulted primarily from cash used in operating activities, capital purchases and principal payments on outstanding debt related to capital purchases. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

Net cash used in operating activities was $4,992,000 for the three months ended March 31, 2006 as compared to $10,380,000 in the corresponding period in 2005. The $5,388,000 decrease in cash used in operations in 2006 primarily reflected a decrease in net operating loss of $2,855,000 as a result of an increase in contract revenue and a decrease in R&D expenses primarily due to our decisions to end clinical development programs involving REN-1654 and REN-850.

Net cash provided by investing activities was $69,750,000 for the three months ended March 31, 2006 as compared to $10,320,000 in the corresponding period in 2005. Net cash provided by investing activities in 2006 and 2005 resulted primarily from proceeds received from sales and maturities of short-term investments partially offset by capital expenditures and purchases of short-term investments.

Net cash provided by financing activities was $366,000 for the three months ended March 31, 2006 as compared to $940,000 in the corresponding period in 2005 and primarily reflected $476,000 in proceeds received from the issuance of common stock upon option exercises and $293,000 in proceeds received from financing of equipment purchased through our existing credit facilities partially offset by principal payments of $403,000 on these financings. Net cash provided by financing activities in 2005 primarily reflected $376,000 in proceeds received from the issuance of common stock upon option exercises and $963,000 in proceeds received from financing of equipment purchased through our existing credit facilities partially offset by principal payments of $399,000 on these financings.

We have entered into a variety of license agreements relating to our research and development efforts, most of which relate to product candidates in the early stage of preclinical development. We have a cancelable license agreement relating to our product candidate in clinical trials, NXY-059. Under this agreement, we are required to pay $25,000 annually in minimum royalty payments through NDA approval (if obtained) and $100,000 annually in minimum royalty payments after NDA approval. Additionally, low-single digit royalties are payable on net product sales.

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

Based upon our current operating plan we believe that our cash and cash equivalents as of March 31, 2006 will be sufficient to meet our projected operating requirements for more than the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources. We will be required to seek additional sources of funding to complete development and commercialization of our products. When we raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders; and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

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

We filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100,000,000 of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. Any actual sale will be offered using a prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents or through underwriters or dealers. In September 2005, we sold 4,000,000 shares of common stock to the public at $13.50 per share for gross proceeds of $54,000,000. As of December March 31, 2006, $46,000,000 remains available for issuance under this registration statement.

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

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 1A.	Risk Factors

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2005 before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of these additional risks and uncertainties occur, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

While we have not experienced problems with our partners, licensees or contract manufacturers to date, our reliance on these third parties exposes us to the following risks, any of which could delay or prevent the completion of our clinical trials, the approval of our product candidates by the FDA or other regulatory agencies, or the commercialization of our products, result in higher costs or deprive us of potential product revenues:

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

Since our inception, we have incurred significant net losses, including net losses of $31,980,000, $39,941,000, $41,872,000, $25,077,000 and $11,359,000, respectively, for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. As of March 31, 2006, our cumulative net loss was $161,097,000. None of our product candidates has completed development or received required regulatory approvals and, consequently, we have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if one or more of our product candidates is commercialized, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the three months ended March 31, 2006, our net cash used in operating activities was $4,992,000 and we had capital expenditures of $1,312,000. Our future capital requirements depend on many factors, including:

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

We filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100,000,000 of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. Any actual sale will be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and may be sold directly by us to investors, through agents or through underwriters or dealers. In September 2005, we sold 4,000,000 shares of common stock to the public at $13.50 per share for gross proceeds of $54,000,000. As of March 31, 2006, $46,000,000 remains available under this registration statement.

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

Risks Related to Our Industry

Claims that we infringe a third party’s intellectual property may give rise to burdensome litigation, result in potential liability for damages or stop our development and commercialization efforts.

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

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products, including NXY-059, that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to discontinue development of a product candidate, such as NXY-059, or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2005, and we intend to continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements if our independent registered public accounting firm is not satisfied in the future with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if said firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified or has a scope limitation. We anticipate to continue to expend resources in developing the necessary documentation and testing procedures required by Section 404; however, there is a risk that in the future we will not comply with all of the requirements imposed by Section 404. In addition, the very limited sized of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It unclear how such circumstances could be interpreted in the future in the context of an assessment of internal controls over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in in the future. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or could limit our ability to obtain additional financing.

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

Issuer Purchases of Equity Securities

We did not have any repurchases of common stock during the three months ended March 31, 2006.

Item 3.	Defaults Upon Senior Securities

(a)	None

(b)	None

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended March 31, 2006.

Item 5.	Other Information

(a)	None

(b)	None

Item 6.	Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May, 2006.

Renovis, Inc.

/s/ John C. Doyle
John C. Doyle
Chief Financial Officer
(Principal financial and accounting officer)