Form 10-Q
period 2006-09-30
RENOVIS INC
filed 2006-11-08
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, there were 29,395,097 shares of the registrant’s common stock, $.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$57,807	$8,149
Short-term investments	46,919	110,740
Prepaid expenses and other current assets	1,133	1,082

Total current assets	105,859	119,971

Property and equipment, net	7,771	6,428
Other assets	195	213

	$113,825	$126,612

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable	$680	$1,050
Accrued compensation	2,186	2,018
Loan payable, current portion	2,161	1,531
Deferred revenue, current portion	4,650	5,328
Other accrued liabilities	1,735	1,715

Total current liabilities	11,412	11,642

Loan payable, noncurrent portion	3,513	2,908
Deferred revenue, noncurrent portion	—	2,500
Other long-term liabilities	756	964
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2006 and December 31, 2005; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2006 and December 31, 2005; 29,336,838 and 28,927,205 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	29	29
Additional paid-in capital	272,496	267,454
Deferred stock compensation	—	(4,898)
Accumulated other comprehensive loss	(19)	(25)
Accumulated deficit	(174,362)	(153,962)

Stockholders’ equity	98,144	108,598

	$113,825	$126,612

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contract revenue	$2,150	$2,691	$8,278	$4,003
Operating expenses:
Research and development	6,858	7,102	20,712	23,612
General and administrative	4,016	2,369	11,649	7,747

Total operating expenses	10,874	9,471	32,361	31,359
Loss from operations	(8,724)	(6,780)	(24,083)	(27,356)
Interest income	1,415	565	4,028	1,378
Interest expense	(125)	(85)	(345)	(292)

Net loss	$(7,434)	$(6,300)	$(20,400)	$(26,270)

Basic and diluted net loss per share	$(0.25)	$(0.25)	$(0.70)	$(1.06)

Shares used to compute basic and diluted net loss per share	29,303,319	24,850,866	29,153,777	24,667,227

See accompanying notes.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(20,400)	$(26,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of fixed assets	19	212
Depreciation and amortization	1,471	2,195
Employee stock-based compensation	7,359	3,062
Noncash interest and issuance of equity	1,118	1,250
Changes in assets and liabilities:
Prepaids and other assets	(33)	(199)
Accounts payable	(370)	(827)
Accrued compensation	168	417
Deferred revenue	(3,178)	6,945
Other accrued liabilities	(150)	(940)

Net cash used in operating activities	(13,996)	(14,155)
Cash flows from investing activities
Capital expenditures	(2,833)	(2,144)
Proceeds from sale of property and equipment	—	40
Purchase of short-term investments	(70,083)	(78,077)
Sales of short-term investments	17,135	49,901
Maturities of short-term investments	116,775	19,500

Net cash provided by (used in) investing activities	60,994	(10,780)
Cash flows from financing activities
Principal payments on loan payable	(1,294)	(1,249)
Proceeds from loan payable	2,529	1,586
Proceeds from issuance of common stock, net of repurchases	1,425	51,593

Net cash provided by financing activities	2,660	51,930
Net increase in cash and cash equivalents	49,658	26,995
Cash and cash equivalents at beginning of period	8,149	5,580

Cash and cash equivalents at end of period	$57,807	$32,575

See accompanying notes.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

The Company and Nature of Operations

Renovis, Inc. (the Company or Renovis) was incorporated in the State of Delaware on January 5, 2000. We are a biopharmaceutical company focused on the discovery and development of drugs to treat major medical needs in the areas of neurological and inflammatory diseases. We are located in South San Francisco, California.

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

Business Segments

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment: the development of drugs to treat neurological and inflammatory diseases.

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

Revenues from nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as contract revenue ratably over the estimated period of performance under the research agreement. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized, which would result in an acceleration or delay of expected revenue recognition.

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

Stock-based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of operations. Prior to January 1, 2006, we accounted for stock options granted to employees using the intrinsic value method in accordance with APB 25.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements in 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 7 “Stock-based Compensation” for further details.

Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the statement of operations following adoption of SFAS 123(R) includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosures, as well as compensation expense for stock-based payment awards granted after December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods to reflect actual forfeitures. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

2. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. Comprehensive loss for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(7,434)	$(6,300)	$(20,400)	$(26,270)
Unrealized gains on available-for-sale securities	36	110	6	323

Comprehensive loss	$(7,398)	$(6,190)	$(20,394)	$(25,947)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Historical
Numerator:
Net loss (1)	$(7,434)	$(6,300)	$(20,400)	$(26,270)

Denominator:
Weighted average common shares outstanding	29,363,324	24,965,658	29,225,609	24,803,958
Less: Weighted average unvested common shares subject to repurchase	(60,005)	(114,792)	(71,832)	(136,731)

Denominator for basic and diluted net loss per share	29,303,319	24,850,866	29,153,777	24,667,227

Basic and diluted net loss per share (1)	$(0.25)	$(0.25)	$(0.70)	$(1.06)

Historical outstanding dilutive securities not included in net loss per share calculation
Options to purchase common stock	3,890,733	2,770,479	3,890,733	2,770,479
Warrants	33,358	33,358	33,358	33,358

	3,924,091	2,803,837	3,924,091	2,803,837

(1)	Net losses for the three and nine months ended September 30, 2006 include $2,609,000 and $7,336,000 of stock-based compensation expense. The effect of recording stock-based compensation expense on basic and diluted loss per share was $(0.09) and $(0.25) per share for the three and nine months ended September 30, 2006.

4. Collaboration Agreements

Pfizer

On May 26, 2005, the Company entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor (VR1). The collaboration focuses on treatments for pain and other diseases and disorders.

Under the agreements, the Company received an upfront license fee of $10,000,000 in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with research funding in excess of $7,000,000 over a two-year research period. The funded research period ends in June 2007. Pfizer also has the option to extend the agreements for up to two additional years subject to additional funding requirements. Additionally, the Company will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to the Company of greater than $170,000,000 through successful achievement of research development and commercialization milestones for each product candidate resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, the Company would be entitled to receive royalties on net sales by Pfizer.

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

In accordance with the evaluation discussed above, the Company began amortizing the upfront payment from Pfizer ratably in the third quarter of 2005 over the estimated research term of two years. The Company also began recognizing the research funding in the third quarter of 2005. During the quarter ended September 30, 2005, the Company recognized $2,200,000 in revenue related to the agreements. During the three and nine months ended September 30, 2006, the Company recognized $2,150,000 and $7,950,000, respectively, in revenue related to these agreements. Revenue recognized during the second quarter of 2006 included milestone revenue of $1,500,000 that we earned in connection with specific progress of the VR1 collaboration into advanced preclinical studies. As of September 30, 2006, deferred revenue under the agreements was $4,650,000.

Genentech

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid the Company an upfront license and technology access fee of $5,250,000 in January 2004 and made a $3,000,000 equity purchase concurrent with our initial public offering. The Company deferred the $5,250,000 upfront payment and began recognizing it on a straight-line basis over the two-year estimated research period of the agreement. In July 2005, we revised the estimated completion date of the research period under the agreement by two months to February 2006 from our previous estimate of December 2005. Accordingly, we recognized the remaining deferred revenue on a straight-line basis through February 2006. During the three and nine months ended September 30, 2005, the Company recognized $491,000 and $1,803,000, respectively, in revenue related to this agreement. During the three and nine months ended September 30, 2006, the Company recognized $0 and $328,000, respectively, in revenue related to this agreement. The funded research period under this agreement ended in February 2006. The agreement with Genentech remains in effect and we will continue to coordinate our separate research efforts through the Joint Research Committee that was established to guide the program. We are eligible to receive future milestone and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech.

5. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Professional fees	$524	$569
Outside services	229	199
Facilities related	258	356
Deferred rent	274	139
Proceeds from early exercise of stock options	65	104
Accrued other	385	348

Other accrued liabilities	$1,735	$1,715

6. Loan Payable

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5,000,000 to finance the purchase of laboratory and computer equipment and certain leasehold improvements. In March 2005, the lender provided for a new credit facility of $3,500,000 which was available for the Company to draw down through December 31, 2005. The draw down period was extended through December 31, 2006 by the lender. As of September 30, 2006, the Company had borrowed an aggregate of approximately $8,470,000 under these facilities, of which $5,674,000 was outstanding at that date. Payments are due in monthly installments over a period ranging from 36 to 48 months at interest rates ranging from 8.80% to 10.67% and are secured by the assets financed.

7. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a purchase price not exceeding 20% of their gross compensation during an offering period. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 194,444 or 0.75% of our outstanding shares on such date, or a lesser amount as determined by our Board of Directors. At September 30, 2006, 758,538 shares of common stock were available for future issuance under the plan.

Other Equity Incentive Plans

The Company has equity incentive plans for directors, officers, employees and non-employees. Stock options granted to existing employees under these plans generally vest at the rate of 1/48 th per month such that the options will be fully vested after four years. Stock options granted to new employees generally vest 25% one year after the vesting commencement date and then at a rate of 1/48th per month. Stock options granted to directors generally vest quarterly over one year. All stock options expire ten years from the date of grant. Stock options issued prior to 2004 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. Our Amended and Restated 2003 Stock Plan contains an “evergreen” provision that automatically increases, on each January 15, the number of shares reserved for issuance under such plan, by the lesser of 3.5% of the Company’s outstanding shares of common stock on that date, or 1,055,555 shares, or such lesser amount as determined by our Board of Directors. At September 30, 2006, 215,235 shares were available for future grant under our equity incentive plans.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148. The pro-forma information for the three and nine months ended September 30, 2005 was as follows:

	Three and Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(6,300)	$(26,270)
Plus: Employee stock compensation expense based on intrinsic value method	1,007	3,062
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,938)	(5,610)

Net loss, pro forma	$(7,231)	$(28,818)

Net loss per share:
Basic and diluted, as reported	$(0.25)	$(1.06)

Basic and diluted, pro forma	$(0.29)	$(1.17)

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

	Three and Nine Months Ended
	September 30, 2006	September 30, 2006
Research and development	$1,209	$3,387
General and administrative	1,400	3,949

Total stock-based compensation	$2,609	$7,336

Effect on loss per share, basic and diluted	$(0.09)	$(0.25)

Due to our net loss position, a tax benefit was not realized during the quarter ended September 30, 2006.

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

Valuation Assumptions

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Equity incentive plans:
Expected volatilities	80%	80%	65%	80%
Risk-free interest rate	4.8%	4.0%	4.5%	3.8%
Dividend yield	0	0	0	0
Expected life of options (in years)	4.23	5	4.23	5
Employee stock purchase plan:
Expected volatilities	68%	80%	71%	80%
Risk-free interest rate	4.6%	3.7%	4.2%	3.3%
Dividend yield	0	0	0	0
Expected life of options (in years)	0.5-2	0.5	0.5-2	0.5

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

The following table summarizes the activity under our equity incentive plans for the nine-month period ended September 30, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,637,749	$6.52
Granted	1,616,178	$17.35
Exercised	(333,256)	$2.55
Cancelled	(29,938)	$10.45

Outstanding at September 30, 2006	3,890,733	$11.33	8.30	$15,461

Options exercisable at September 30, 2006	2,017,101	$7.63	7.62	$13,550

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for 2,383,659 outstanding options and 1,735,464 exercisable options that were in-the-money at September 30, 3006. As of September 30, 2006, there was approximately $19,358,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.09 years.

The total intrinsic value of options exercised during the three-month periods ended September 30, 2006 and 2005 was $257,000 and $644,000, respectively, determined as of the date of exercise. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005 was $4,666,000 and $2,170,000, respectively. The estimated fair value of shares vested during the three-month periods ended September 30, 2006 and 2005 was $2,551,000 and $2,879,000, respectively. The estimated fair value of shares vested during the nine-month periods ended September 30, 2006 and 2005 was $6,463,000 and $5,866,000, respectively. The weighted average grant date fair value of options granted during the three-month periods ended September 30, 2006 and 2005 was $8.23 and $9.74 per share, respectively, based on the assumptions in the Black-Scholes option valuation model discussed above. The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2006 and 2005 was $9.73 and $7.82 per share, respectively.

Restricted Stock

In May 2006, the Company granted 50,000 shares of restricted stock to an employee. The restricted shares vest at 25% on each anniversary date from the vesting commencement date such that the award is fully vested on the 4th anniversary. As of September 30, 2006, there were no shares vested. The weighted average grant-date value of the unvested stock was $15.62 per share. As of September 30, 2006, there was $708,000 of total unrecognized compensation cost related to this nonvested share-based compensation arrangement. That cost is expected to be recognized over a weighted-average period of 3.62 years. The total fair value of shares vested during the three-month and nine-month periods ended September 30, 2006 was $49,000 and $73,000, respectively.

Non-Employee Stock Compensation

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. During the three and nine months ended September 30, 2006, the Company granted stock options to purchase 6,000 and 48,111 shares of common stock, respectively, to consultants. Compensation expense related to non-employee stock option grants was $87,000 and $857,000 for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, the Company granted stock options to purchase 0 and 30,611 shares of common stock, respectively, to consultants. Compensation expense related to non-employee stock option grants was $444,000 and $955,000 for the three and nine months ended September 30, 2005, respectively.

The weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatilities	76%	80%	65%	80%
Risk-free interest rate	5.02%	4.21%	4.51%	4.34%
Dividend yield	0	0	0	0
Expected life of options from grant date (in years)	10	10	10	10

8. Subsequent Event

In October 2006, we announced the results of a pivotal Phase III study (SAINT II) of NXY-059, a novel free radical trapping neuroprotectant, in acute ischemic stroke that was conducted by our exclusive licensee, AstraZeneca. The SAINT II study did not demonstrate a statistically significant reduction on the primary endpoint of stroke-related disability in patients treated with NXY-059, as assessed versus placebo using the modified Rankin Scale. In addition, no statistically significant treatment benefit was seen with NXY-059 on secondary endpoints measuring the drug candidate’s effects on neurological impairment and the reduction of the incidence of symptomatic intracranial hemorrhage when administered with the approved thrombolytic agent, rt-PA. The SAINT II data showed that NXY-059 was well tolerated and the mortality rate was comparable in the treatment and placebo groups. After reviewing the data from this study, AstraZeneca decided to discontinue development of NXY-059 and indicated that it plans to return all rights under the NXY-059 license agreement to Renovis. We have not incurred any asset impairment or additional liabilities associated with AstraZeneca’s decision to discontinued the development of NXY-059. We intend to thoroughly evaluate potential future development options for NXY-059, but have no present plans to conduct further clinical trials with this drug candidate.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of drugs to treat major medical needs in the areas of neurological and inflammatory diseases. Our integrated capabilities in preclinical research and development, including medicinal chemistry, bioinformatics, molecular biology and pharmacology, enable us to identify and select drug candidates that meet stringent standards for development. This approach has yielded multiple lead candidates in our preclinical programs for pain and inflammation. Our proprietary preclinical programs are focused on identifying antagonists of selected purinergic receptors as novel potential treatments for a broad spectrum of pain and inflammatory conditions. In addition, we have entered into a collaboration with Pfizer Inc. (Pfizer) to discover and develop product candidates targeting the vanilloid receptor, VR1, for the potential treatment of pain and other diseases and disorders, as well as a collaboration with Genentech, Inc. (Genentech) in the areas of nerve growth and anti-angiogenesis.

Our business strategy is to become an integrated biopharmaceutical company by creating a pipeline of potential first- and best-in-class product candidates for major medical needs, primarily in the areas of neurological and inflammatory diseases. We are pursuing this goal by investing strategically in our internal drug discovery activities and by applying our expertise to the identification and potential acquisition of external programs that are complementary to our own.

In October 2006, we announced the results of a pivotal Phase III study (SAINT II) of NXY-059, a novel free radical trapping neuroprotectant, in acute ischemic stroke that was conducted by our exclusive licensee, AstraZeneca. The SAINT II study did not demonstrate a statistically significant reduction on the primary endpoint of stroke-related disability in patients treated with NXY-059, as assessed versus placebo using the modified Rankin Scale. In addition, no statistically significant treatment benefit was seen with NXY-059 on secondary endpoints measuring the drug candidate’s effects on neurological impairment and the reduction of the incidence of symptomatic intracranial hemorrhage when administered with the approved thrombolytic agent, rt-PA. The SAINT II data showed that NXY-059 was well tolerated and the mortality rate was comparable in the treatment and placebo groups. After reviewing the data from this study, AstraZeneca decided to discontinue development of NXY-059 and indicated that it plans to return all rights under the NXY-059 license agreement to Renovis. We have not incurred any asset impairment or additional liabilities associated with AstraZeneca’s decision to discontinued the development of NXY-059. We intend to thoroughly evaluate potential future development options for NXY-059, but have no present plans to conduct further clinical trials with this drug candidate.

We have a limited history of operations. Since our inception we have generated all of our revenues from agreements with corporate partners. During certain periods in 2004 and 2005, we conducted one or more Phase I and Phase II clinical trials with three product candidates that we subsequently discontinued based on our review of data generated in the studies. Each of these product candidates was obtained through a license agreement or acquisition from a third party. Our current preclinical programs in the areas of pain and inflammation are focused on internally developed candidates which we are pursuing independently or with our collaborative partner, Pfizer.

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target the vanilloid receptor, VR1. The collaboration focuses on treatments for pain and other diseases and disorders. Under the agreements, we received an upfront license fee of $10,000,000 in July 2005. We have deferred the upfront license fee and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years through June 2007. In addition to the upfront license fee, the Pfizer collaboration also provides us with research funding in excess of $7,000,000 which is being recognized over the estimated research period. Pfizer has the option to extend the research period for up to two additional years from June 2007 subject to additional funding requirements. Additionally, upon the successful achievement of research, development and commercialization milestones for each product resulting from the collaboration, we will be eligible to receive milestone payments greater than $170,000,000 in aggregate. In addition to milestone payments, we will be entitled to receive double-digit royalties on net sales by Pfizer upon commercialization of a product generated by the collaboration. We began recognizing revenue under these agreements in the third quarter of 2005. For the quarter ended September 30, 2005, we recognized $2,200,000 in contract revenue. During the three and nine months ended September 30, 2006, we recognized $2,150,000 and $7,950,000, respectively, in contract revenue. Revenue recognized during the second quarter of 2006 included milestone revenue of $1,500,000 that we earned in connection with the nomination, by Pfizer, of a product candidate for IND-enabling studies.

In December 2003, we entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid us an upfront license and technology access fee of approximately $5,250,000 in January 2004 and made a $3,000,000 equity purchase concurrent with our initial public offering. The upfront payment was deferred and recognized as contract revenue on a straight-line basis over the research period, which ended in February 2006. While the research period has ended, the agreement with Genentech remains in effect from February 2006 and we will continue to coordinate our separate research efforts through the Joint Research Committee that was established to guide the program. We are also eligible to receive future milestones and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech. In exchange, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialize protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role. Unless Genentech exercises certain rights and makes additional payments to us, we will have the right to develop and commercialize products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions. We would be required to make royalty payments and, in certain cases, milestone payments to Genentech on products that we develop and commercialize under the collaboration.

As of September 30, 2006, we had an accumulated deficit of $174,362,000 and approximately $104,726,000 in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for more than the next 12 months. However, changes to our current operating plan may require us to consume our capital resources sooner than we expect.

We expect to incur substantial and increasing losses for the next several years as we:

•	expand our research and development programs;

•	advance new product candidates into clinical development from our existing research; and

•	acquire, license or otherwise invest in technology, product candidates and businesses that are complementary to our own.

Revenues

From inception to date, all of our revenue has been earned under agreements with AstraZeneca, Genentech and Pfizer. We do not expect to generate revenue from product sales or royalties in the foreseeable future. We seek to generate revenue from a combination of research funding, product sales, upfront fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized. Revenue derived from collaborative and strategic relationships helps us fund our operations and may increase in the future if we are successful in achieving milestones in our existing collaborations, licensing our technology and establishing new collaborations or strategic relationships. If we are unsuccessful in these goals, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Our research and development (R&D) expenses consist primarily of costs associated with research, preclinical development and clinical trials involving product opportunities in the areas of neurological and inflammatory diseases.

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

During the three and nine months ended September 30, 2006, we incurred research and development expenses of $6,858,000 and $20,712,000, respectively. All of the research and development expense incurred in 2006 related to our preclinical R&D programs. During the three and nine months ended September 30, 2005, we incurred research and development expenses of $7,102,000 and $23,612,000, respectively. The majority of research and development expense incurred in 2005 relates to our preclinical R&D programs and clinical development activities. For the three and nine months ended September 30, 2005, we incurred $6,078,000 and $19,171,000, respectively, in R&D expense relating to our preclinical programs. For the three and nine months ended September 30, 2005, we incurred $1,024,000 and $4,441,000, respectively, in R&D expense relating to clinical development activities. Research and development expense for the three and nine months ended September 30, 2006 decreased by $244,000 and $2,900,000, respectively, as compared to the corresponding periods in 2005, primarily reflecting our decisions to end two clinical development programs, both of which involved multiple Phase II clinical studies that were ongoing throughout the first two quarters of 2005. Preclinical R&D expense increased in 2006 from 2005 as a result of our investments in preclinical activities in the areas of neurological and inflammatory diseases. The increase in expense in 2006 is the result of adding key personnel in chemistry and pharmacology to support expansion of our preclinical programs, including our program with Pfizer to identify antagonists of the vanilloid receptor, VR1. We also maintained our effort to identify and advance molecules with properties similar to NXY-059 that we believe could be useful in a range of conditions, and we invested in certain pilot programs to build our internal pipeline of new investment opportunities.

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

Revenue Recognition

The Company’s revenues are generated by complex collaborative research and licensing arrangements. Revenues under such agreements may include upfront payments, research funding, milestone payments and royalties. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we evaluate whether the delivered element under these arrangements has value to our collaborative partner or licensee on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Arrangements with multiple deliverables that do not meet these criteria are treated as one unit of accounting for purposes of revenue recognition.

Revenues from nonrefundable upfront technology license fees, for product candidates where we are providing continuing services related to product development, are deferred and recognized as revenues ratably over the estimated period of performance under the research agreement. The performance period is estimated at the inception of the arrangement and is periodically reevaluated. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized, which would result in an acceleration or delay of expected revenue recognition.

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

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements in 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2006 and 2005

Revenue

Total revenue and dollar and percentage changes as compared to the prior periods are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pfizer collaboration	$2,150	$2,200	$7,950	$2,200
Genentech collaboration	—	491	328	1,803

Total revenue	2,150	2,691	8,278	4,003
Dollar increase	$(541)		$4,275
Percentage increase	(20)%		107%

Revenue for the quarter ended September 30, 2006 decreased from the same period in 2005 because the Genentech collaborative agreement revenue was fully recognized in the first quarter of 2006. The year over year increase in revenue in 2006 as compared to 2005 resulted from a collaborative research agreement and a license and royalty agreement with Pfizer that we signed in May 2005. Under the agreements with Pfizer we received an upfront license fee of $10,000,000 in July 2005. We recorded the upfront license fee as deferred revenue and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with total research funding of more than $7,000,000 during the two-year research period. Revenue recognized during the second quarter of 2006 included milestone revenue of $1,500,000 that we earned in connection with specific progress of the VR1 collaboration into advanced preclinical studies.

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

Research and Development Expenses

Total research and development (R&D) expenses and dollar and percentage changes as compared to the prior periods are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total R&D expense	$6,858	$7,102	$20,712	$23,612
Dollar decrease	$(244)		$(2,900)
Percentage decrease	(3)%		(12)%

Specific changes in R&D expense between these periods include:

•	Clinical development costs and manufacturing costs of clinical trial supplies decreased by $496,000 and $3,469,000, respectively, during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 primarily due to our decisions to end two clinical development programs;

•	amortization of intangible assets decreased to $0 in 2006 from $287,000 and $860,000, respectively, during the three and nine months ended September 30,2006 due to the underlying intangible assets were fully amortized as of the end of 2005;

•	expense related to equity instruments issued for consulting services decreased by $277,000 and $157,000, respectively, during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 due to noncash compensation recorded in prior periods are not recurring in 2006;

•	employee compensation decreased by $343,000 during the nine months ended September 30, 2006 as compared to the corresponding period in 2005 primarily due to the termination of two clinical programs; employee compensation for the three months ended September 30, 2006 and 2005 are relatively consistent between periods;

•	license fees decreased by $379,000 during the nine months ended September 30, 2006 as compared to the corresponding period in 2005 primarily due to lower costs incurred on administration of license agreements; license fees for the three months ended September 30, 2006 and 2005 are relatively consistent between periods;

•	non-cash stock compensation for options granted to employees increased by $558,000 and $1,397,000, respectively, during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 primarily due to our accounting for employee share-based compensation under the fair value method in accordance with SFAS 123(R) as of January 1, 2006. Prior to January 1, 2006 we accounted for options granted to employees using the intrinsic value method in accordance with APB 25. During the three and nine months ended September 30, 2006, we recorded $1,209,000 and $3,387,000, respectively, in share-based compensation expense in accordance with SFAS 123(R). During the three and nine months ended September 30, 2005, we recorded $651,000 and $1,989,000 in expense, respectively, utilizing the intrinsic value method of measuring stock compensation in accordance with APB 25;

•	costs of supplies and materials increased by $118,000 and $928,000, respectively, during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 as a result of increased pre-clinical activities performed in-house; and

•	allocation of shared expense including employee training, office supplies, property tax and insurance increased by $209,000 and $273,000, respectively, during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 as a result of increase in headcount in our R&D department.

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

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage changes as compared to the prior periods are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total G&A expense	$4,016	$2,369	$11,649	$7,747
Dollar increase	$1,647		$3,902
Percentage increase	70%		50%

Specific changes in G&A expense between periods include:

•	non-cash stock compensation for options granted to employees and non-employee directors increased by $1,067,000 and $2,900,000, respectively, during the three and nine months ended September 30 2006 as compared to the corresponding periods in 2005 primarily due to our accounting for employee share-based compensation under the fair value method in accordance with SFAS 123(R) as of January 1, 2006. During the three and nine months ended September 30, 2006, we recorded $1,400,000 and $3,949,000, respectively, under the fair value method of measuring stock compensation in accordance with SFAS 123(R). During the three and nine months ended September 30, 2005, we recorded $356,000 and $1,073,000 in expense, respectively, utilizing the intrinsic value method of measuring stock compensation in accordance with APB 25;

•	employee compensation increased by $419,000 and $939,000, respectively, during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 primarily due to increase in G&A headcount;

•	allocation of shared expense including employee training, office supplies, property tax and insurance increased by $138,000 and $477,000, respectively, during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 as a result of increase in G&A headcount;

•	outside services increased by $385,000 and $468,000, respectively, during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 primarily due to increased corporate development activities; and

•	legal cost decreased by $200,000 and $757,000, respectively during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 primarily due to lower costs associated with intellectual property.

We expect G&A expenses to increase in the future, reflecting increased support activities as we make additional investments in our preclinical programs and advance product candidates into clinical trials.

Interest Income

Total interest income and dollar and percentage changes as compared to prior periods are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total interest income	$1,415	$565	$4,028	$1,378
Dollar increase	$850		$2,650
Percentage increase	150%		192%

The increase in interest income in 2006 as compared to 2005 was primarily attributable to a higher rate of return on our investment portfolio and higher average investment balances due to our common stock offering in September 2005, which resulted in net proceeds of $50,429,000.

Interest Expense

Interest expense was nominally higher during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005. The increase was primarily due to the higher aggregate debt balances and higher borrowing interest rates in 2006.

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

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of September 30, 2006, we had received approximately $222,404,000 from the sale of equity securities. In February 2004, we received approximately $71,345,000 from our initial public offering of common stock and concurrent private placement with Genentech. In September 2005, we completed a public offering of common stock under which we received net proceeds of approximately $50,429,000. In addition, since inception to September 30, 2006, we financed the purchase of equipment and leasehold improvements with debt totaling approximately $15,165,000, of which $5,674,000 was outstanding at that date. The remaining obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 10.67% and are due in monthly installments through September 2010.

As of September 30, 2006, we had $104,726,000 in cash, cash equivalents and short-term investments as compared to $118,889,000 as of December 31, 2005, a decrease of $14,163,000. The decrease resulted primarily from cash used in operating activities, capital purchases and principal payments on outstanding debt related to capital purchases. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

Net cash used in operating activities was $13,996,000 for the nine months ended September 30, 2006 and is comparable to $14,155,000 in the corresponding period in 2005.

Net cash provided by investing activities was $60,994,000 for the nine months ended September 30, 2006 as compared to $10,780,000 used in investing activities in the corresponding period in 2005. Net cash provided by investing activities in 2006 and used in investing activities in 2005 resulted primarily from proceeds received from sales and maturities of short-term investments partially offset by capital expenditures and purchases of short-term investments.

Net cash provided by financing activities was $2,660,000 for the nine months ended September 30, 2006 as compared to $51,593,000 in the corresponding period in 2005. Cash provided by financing activities in 2005 is significantly higher than 2006 primarily due to completion of a public offering of common stock under which we received net proceeds of approximately $50,429,000.

We have entered into a variety of license agreements relating to our research and development efforts, most of which relate to product candidates in the early stage of preclinical development. We have a cancelable license agreement relating to NXY-059. Under this agreement, we are required to pay $25,000 annually in minimum royalty payments through NDA approval (if obtained) and $100,000 annually in minimum royalty payments after NDA approval. Additionally, low single-digit percentage royalties are payable on net product sales.

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

Based upon our current operating plan we believe that our cash and cash equivalents as of September 30, 2006 will be sufficient to meet our projected operating requirements for more than the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources. We will be required to seek additional sources of funding to complete development and commercialization of our products. When we raise funds in the future, we may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

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

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150,000,000 of any combination of debt securities, common stock, preferred stock and warrants. The SEC has not declared this registration statement effective and securities may not be sold, nor may offer to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100,000,000 of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54,000,000. As of September 30, 2006, $46,000,000 remains available under this registration statement.

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

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2005, before making a decision to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. Additional risks and uncertainties, not presently known to us, or that we presently deem as immaterial, may also adversely affect our business. If any of these additional risks and uncertainties occur, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Company

We are an early stage biopharmaceutical company without commercial products, and we cannot assure you that we will successfully develop and commercialize potential products.

You must evaluate us in light of the uncertainties and complexities inherent in an early stage biopharmaceutical company. All of our product candidates are in early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. Our future success is dependent upon, among other factors, our ability to develop viable products and to successfully complete clinical trials. All of our early stage products candidates will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any of our research and development and clinical trial efforts, or those of our strategic partners and licensees, will result in viable new products. For example, in October 2006, AstraZeneca, our exclusive licensee for our lead product candidate, NXY-059, indicated its intention to discontinue the development of NXY-059 following the announcement that NXY-059 did not meet the primary or secondary endpoints in a pivotal Phase III study. Also, in July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate we were developing for the treatment of acute post-operative pain. In June 2005, we announced our decision to discontinue efforts to develop REN-850 for the treatment of multiple sclerosis. In August 2005, based on results of our Phase II clinical trials with REN-1654 in patient volunteers with post-herpetic neuralgia and sciatica, we announced that we were discontinuing development of REN-1654 as an oral medication.

Clinical trials have in the past and may in the future fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval and may adversely affect our business and stock price.

Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products or the potential products of our current and future strategic partners and licensees, we and our strategic partners or licensees must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy in humans. The success of this preclinical and clinical testing is critical to achieving our product development goals. If our product development efforts are unsuccessful, we will not obtain regulatory approval for them, we will not generate sales from them, and our business and results of operations would be adversely affected.

Clinical trials are expensive, time-consuming and typically take years to complete. In connection with clinical trials, we face the risks that:

•	a product candidate may not prove to be efficacious;

•	we may discover that a product candidate may cause harmful side effects;

•	patients may die or suffer other adverse medical effects for reasons that may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the U.S. Food and Drug Administration, or FDA, or other regulatory agencies.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and success in early phase trials may not be indicative of results in a large number of patients or long-term efficacy. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier development activities, including previous late-stage clinical trials. For example, the results from the Phase III SAINT I trial for our lead product candidate, NXY-059, was not predictive of results obtained in the second Phase III clinical trial, SAINT II. Failure to demonstrate the safety and effectiveness of our product candidates in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

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

We depend on independent clinical investigators and contract research organizations (CROs) to conduct our clinical trials under their agreements with us. Before AstraZeneca decided to discontinue development of NXY-059, we depended on CROs to conduct clinical trials of NXY-059 under their agreements with AstraZeneca. These investigators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Our contracts with these investigators involve fixed fees. If the costs of performing the clinical trials exceed estimates, these investigators may fail to devote sufficient time and resources to our drug development programs, fail to enroll patients as rapidly as expected, or otherwise fail to perform in a satisfactory manner, regulatory approval and our introductions of new products will be delayed. We contract with CROs for execution of our clinical trials for our product candidates other than NXY-059. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors, it could harm our competitive position.

We depend on the efforts of our strategic partners and licensees to develop and commercialize many of our product candidates

We cannot control the time or resources that our strategic partners or licensees devote to our collaborations with those parties, nor can we control our strategic partners’ or licensees’ business decisions. In addition, our collaborators may not perform their obligations as expected. Changes in a collaborator's business strategy or business combinations involving a collaborator may adversely affect that party’s willingness or ability to successfully meet its obligations. Disagreements between us and our collaborators may lead to delays in, or termination, of the research, development or commercialization of product candidates or result in time-consuming and expensive negotiations, litigation or arbitration. The failure of our strategic partners or licenses to successfully complete their obligations in a timely manner, or the termination or breach of agreements by these parties, could materially harm our business, financial condition and results of operations.

If we or our strategic partners or licensees fail to obtain U.S. regulatory approvals for product candidates under development, we will not be able to generate revenue in the U.S. market from the commercialization of product candidates.

We must receive FDA approval for each of our product candidates before we can commercialize or sell that product candidate in the United States. The FDA can limit or deny its approval for many reasons, including:

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

If we fail to comply with applicable U.S. regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, injunctions, civil penalties and criminal prosecution.

If we or our strategic partners or licensees fail to obtain regulatory approvals in other countries for product candidates under development, we will not be able to generate revenue in such countries from the commercialization of product candidates.

In order to market our products outside of the United States, we and our strategic partners and licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory processes in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States, including the risks that our product candidate may not be approved for all indications that we request, which could limit the uses of our product and adversely impact our potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Even if our product candidates are approved and commercialized, competitive products may impede market acceptance of our products.

Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than existing drugs. Even if approved and commercialized, any future product candidates may fail to achieve market acceptance with hospitals, physicians or patients. If our products do not receive market acceptance for any reason, our revenue potential could be diminished which would materially adversely affect our business, financial condition and results of operations. Further, our competitors may develop new products that could be more effective or less costly, or that may seem more cost-effective, than our products.

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

We have granted stock options as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. Due to fluctuations in the trading price of our common stock, a substantial portion of the stock options held by our employees have exercise prices that are significantly higher than the current trading price of our common stock. If we are unable to implement alternative incentive compensation arrangements, we may be unable to retain our existing employees and attract additional qualified candidates.

We have a history of losses and we may never achieve profitability.

Since our inception, we have incurred significant net losses, including net losses of $31,980,000, $39,941,000, $41,872,000, $25,077,000 and $11,359,000, respectively, for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. As of September 30, 2006, our cumulative net loss was $174,362,000. None of our product candidates has completed development or received required regulatory approvals and, consequently, we have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if one or more of our product candidates is commercialized, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the nine months ended September 30, 2006, our net cash used in operating activities was $13,996,000 and we had capital expenditures of $2,833,000. Our future capital requirements depend on many factors, including:

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products or other companies and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

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

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150,000,000 of any combination of debt securities, common stock, preferred stock and warrants. The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In addition, in 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100,000,000 of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54,000,000. As of September 30, 2006, $46,000,000 remains available under this registration statement.

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

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to discontinue development of a product candidate or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, in cases in which the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection which makes it difficult to stop infringement.

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

Risks Related to Our Common Stock

Our stock price has fluctuated significantly and we expect that it may continue to do so

Prior to our initial public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Other price fluctuations are directly attributable to performance. In October 2006, following the announcement of results from the pivotal Phase III study (SAINT II) of our lead product candidate, NXY-059, and the decision of our exclusive licensee, AstraZeneca, to discontinue development of NXY-059, our stock price declined significantly. Factors that could cause this volatility in the market price of our common stock include:

•	the results from our clinical trial programs and any future trials we may conduct;

•	developments in the clinical trials of potentially competitive products;

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	comments by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	rumors relating to us or our competitors;

•	additions or departures of key personnel;

•	third party reimbursement policies; and

•	developments concerning current or future collaborations, strategic alliances or similar relationships.

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

We did not have any repurchases of common stock during the nine months ended September 30, 2006.

Item 3.	Defaults Upon Senior Securities

(a) None

(b) None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a) None

(b) None

Item 6.	Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November, 2006.

Renovis, Inc.

/s/ John C. Doyle
John C. Doyle
Chief Financial Officer
(Principal financial and accounting officer)