Form 10-K
period 2006-12-31
RENOVIS INC
filed 2007-03-15
CIK 1118361

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50564

RENOVIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3353740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Corporate Drive, South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 266-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer  ☐            Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $326,115,546 computed by reference to the last sales price of $15.31 as reported by the NASDAQ Global Market (formerly the NASDAQ National Market), as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2006.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 1, 2007 was 29,558,364.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

RENOVIS, INC.

FORM 10-K — ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2006

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•	the progress, timing and completion of the research, development and clinical trials for any of our current or future product candidates;

•	sufficiency of our cash reserves;

•	our relationships with licensees, partners and collaborators;

•	filing for and receipt of future regulatory approvals or clearances;

•	our ability, or the ability of our collaborators, to market, commercialize and achieve market acceptance for our future product candidates;

•	our future financial performance; and

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others.

Forward-looking statements also include, but are not limited to, expectations of future revenues, future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources and our intention to seek revenue from product sales, upfront fees and milestone payments and royalties resulting from the licensing of our intellectual property. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable products or that any of our programs will be partnered with pharmaceutical companies or other partners. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this annual report and other risks detailed in our reports filed with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expects”, “intends”, “seeks”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, “target”, “continue” or the variations on these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, based on information available at the time the statements are made, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this report or to conform these statements to the new information, changes in assumptions or actual results.

Item 1. Business

Overview

Renovis is a science-driven, biopharmaceutical company that seeks to discover, develop, and commercialize therapeutics for major medical needs in the areas of neurological and inflammatory diseases. We apply our integrated capabilities in preclinical research and development, including molecular biology, medicinal chemistry, in vitro and in vivo pharmacology, drug metabolism and pharmacokinetics, toxicology and informatics, to identify and select small molecule drug candidates that meet stringent standards for development. This approach has yielded multiple lead candidates from diverse, proprietary chemical series in our late-stage preclinical programs for pain and inflammation. We are engaged in an exclusive, worldwide collaboration with Pfizer Inc. (Pfizer) to discover and develop product candidates targeting the vanilloid receptor, VR1, for the potential treatment of pain and other major medical needs. Our unpartnered preclinical programs are focused on identifying antagonists of the purinergic receptors, P2X7 and P2X3, as novel potential treatments for a broad spectrum of pain and inflammatory conditions.

Based on the progress demonstrated in the table above and our planned activities in 2007, we currently expect Pfizer to begin clinical development of a VR1 antagonist in 2007 and we currently expect to begin clinical development of product candidates from our P2X7 and P2X3 programs during 2008.

We were incorporated in Delaware on January 5, 2000. Our office is located at Two Corporate Drive, South San Francisco, California 94080, and our telephone number is (650) 266-1400. Our website address is www.renovis.com.

Our Drug Discovery Approach

The goal of our drug discovery organization is to discover and develop small molecule drugs to treat major medical needs in the areas of neurological and inflammatory diseases. We select molecular targets that have a biologically or chemically validated role in a neurological or inflammatory disease process affecting many patients for which we believe there is an opportunity for significant improvement in the safety, dosing, or effectiveness of existing treatment options. We believe such targets offer us opportunities to efficiently identify and develop best-in-class or first-in-class product candidates.

Renovis scientists integrate a broad range of drug discovery capabilities, including medicinal chemistry, cell biology and high throughput screening, in vivo pharmacology, toxicology and safety, as well as an extensive series of in vitro and in vivo metabolic and safety profiling assays, to conduct preclinical research and development and create human drug candidates. The integration of these efforts begins very early in the drug discovery process at Renovis to guide the design of compounds with drug-like characteristics. Our approach focuses on identifying the optimal balance of properties required for a best-in-class human therapeutic, such as potency, selectivity, safety, exposure, dosing frequency and patient compliance much earlier in the discovery process than in a traditional high-throughput screening approach.

We believe this early integration of a broad spectrum of drug discovery capabilities is a critical element that distinguishes our drug discovery approach. With a less integrated approach, organizations frequently focus narrowly on optimizing molecules for a single desired trait such as potency or metabolism and subsequently encounter difficulty in adding other important chemical characteristics, such as oral bioavailability or an ability to penetrate into the central nervous system. We believe our fully integrated drug discovery approach may lead to better preclinical and clinical success rates with small molecule drug candidates that have the potential to become best-in-class human therapeutics.

Our scientists design and create proprietary focused screening libraries for the identification and generation of chemical leads in our drug discovery programs. The identification of drug-like lead molecules is a critical step in the drug discovery process and we invest significant time and effort in library design and synthesis to ensure that the compounds incorporate critical drug-like properties. These focused screening libraries are synthesized at Renovis (or by one or more of our preferred global vendors) for our internal drug discovery screens. Where appropriate, we focus our research on families of related molecular targets to improve our ability to leverage our proprietary screening libraries across multiple drug discovery programs. In our VR1, P2X7, and P2X3 programs we were successful in rapidly identifying multiple proprietary molecules from our focused chemical screening libraries that are potent and selective antagonists of the receptors and which offered promising opportunities for rapid development toward our goal of securing best or first-in-class status.

We believe the overall efficiency and effectiveness of our drug discovery approach depends upon our drug discovery philosophy, our disciplined adherence to our target selection criteria, the design and synthesis of proprietary chemical libraries, our focus on strongly enabled patent portfolios covering the composition of matter of our lead compounds and chemical series, and a commitment to best-in-class and first-in-class opportunities.

Drug Discovery Programs

Our drug discovery and development programs focus on new therapeutic approaches for neurological and inflammatory diseases.

Neurological Diseases

In the area of neurological diseases we are currently focused on identifying and developing new treatments for pain. In our programs that address various forms of pain, our strategy is to pursue novel mechanisms of analgesia, or pain relief, that are superior to those of existing pain treatments. Our goal in each program is to identify and develop orally bioavailable analgesics suitable for once-daily dosing that demonstrate superior efficacy in multiple chronic pain indications, such as osteoarthritic pain, or pain associated with osteoarthritis, and neuropathic pain, or nerve pain. We believe that small molecules that inhibit the vanilloid receptor 1 (VR1) or the purinergic receptors P2X3 and P2X7 have the potential to meet this goal.

Chronic Pain Market Opportunity

The world wide pain management market for 2008 is estimated to exceed $29.8 billion. Currently marketed treatment options for chronic pain include narcotics, non-steroidal anti-inflammatories and COX2 inhibitors for inflammatory pain and antidepressants and anticonvulsants (e.g. Neurontin® and Lyrica®) for neuropathic pain. The existing treatment options for chronic inflammatory pain have limitations including physical dependence, gastrointestinal bleeding, increased risk of serious cardiovascular events (heart attack and stroke) and liver damage. The most prevalent treatments for neuropathic pain demonstrate central nervous system side effects such as sedation, dizziness and cognitive defects. In addition, many patients do not experience satisfactory pain relief. We believe the shortcomings of existing therapies provide an opportunity for new classes of therapies for chronic pain. Accordingly, the goal for our drug discovery programs focused on pain is to identify and develop well-tolerated, orally bioavailable therapies, suitable for once daily dosing with efficacy equivalent to or greater than currently marketed treatment options in a broad range of chronic pain states.

VR1 Antagonist Program

Key mediators of pain signaling are ion channels, which regulate the flow of different ions, or charged atoms, between the inside and outside of neurons, or nerve cells. The transient receptor potential (TRP) ion channels constitute a large and diverse family, several of which are thought to mediate pain signaling and are attractive targets for drug discovery. The best known of these is the VR1 receptor. We believe drugs that block VR1, preventing it from activating nerve cell signaling, could be effective, non-narcotic analgesics for the treatment of chronic pain and could also be effective for treating non-neurological conditions such as urinary incontinence, irritable bowel syndrome and asthma.

Accumulated evidence indicates that VR1 plays an important role in the development and maintenance of various pain states, including inflammatory and neuropathic pain; furthermore, in our collaboration with Pfizer, we have demonstrated oral analgesic efficacy in preclinical models of these conditions. In addition to our preclinical results, VR1 research conducted by others has expanded significantly over the past several years and the analgesic potential of inhibiting VR1 has been demonstrated by various approaches, including gene knockouts, VR1 receptor antagonism and human clinical data. In VR1 knockout mice that were bred to omit the VR1 gene, researchers have observed reduced pain sensation. In studies with experimental VR1 antagonists, researchers have shown robust analgesic effects in multiple animal models of inflammatory, osteoarthritis, and neuropathic pain that suggest broad potential for VR1 antagonists in these various disease states. Results from early clinical trials provided the first clinical evidence that VR1 antagonists may alleviate the pain and hyperalgesia, or heightened sensitivity to pain, associated with inflammation and injury in humans. In a placebo-controlled study in healthy volunteers, a VR1 antagonist drug candidate reduced the areas of induced flares compared with placebo at a well-tolerated dose. Collectively, these preclinical and clinical findings strongly suggest that VR1 antagonists have the potential to treat a broad spectrum of pain conditions.

In addition to pain, VR1 may play a role in several other areas of major medical need. For example, the expression of VR1 in sensory neurons and a layer of the lining of the bladder known as the urothelium, may explain the success in Phase II trials of a potent VR1 agonist known as RTX in treating urinary incontinence. If this effect is attributable to desensitisation of the VR1 receptor, VR1 antagonism may achieve a similar positive effect on bladder function. Similarly, VR1 agonists have also been effective in clinical trials involving gastrointestinal disorders such as irritable bowel syndrome, gastro-esophageal reflux disease and fecal urgency which suggests that antagonism of VR1 may have value in these disease states. VR1 is also suspected in certain airway diseases, such as asthma, based on the presence of the receptor in sensory nerves throughout the airways and the detection of natural agonists of VR1 in the lungs of asthma patients. While there is strong preclinical evidence for the involvement of VR1 in numerous areas of major medical need, there are no approved therapies known to function as VR1 antagonists and limited clinical trial data to confirm the preclinical evidence. Thus, if successfully developed, VR1 antagonists would represent a novel class of treatments.

Our collaboration with Pfizer to identify, develop and commercialize VR1 antagonists is our most advanced preclinical program. We began our internal VR1 drug discovery program in 2003 and combined efforts with Pfizer following the execution of our collaborative research agreement in May 2005. In June 2006, Pfizer nominated a VR1 antagonist molecule from the collaboration for studies to enable a potential Investigational New Drug Application (IND). Based on the progress of the program to date and our planned activities in 2007, we expect that Pfizer will nominate at least one additional molecule for IND-enabling studies and initiate human clinical studies during 2007. We are eligible to receive milestone payments of more than $170.0 million and double-digit royalties on worldwide net sales of products successfully developed and commercialized under this collaboration.

P2X3, P2X2/3 Antagonist Program

The P2X3 and P2X2/3 receptors are members of a family of ligand-gated ion channels known as purinergic receptors. We believe that the P2X3 and P2X2/3 receptors are promising therapeutic targets for major medical needs in the areas of chronic pain and bladder dysfunction. These receptors are present in a restricted subset of primary sensory neurons, and preclinical studies examining their function suggest that they may have important roles in pain signaling and bladder function in humans. Studies conducted using small molecule antagonists of P2X3 and P2X2/3, as well as gene knockdown experiments, have demonstrated profound pain relief in multiple preclinical models of chronic inflammatory and neuropathic pain as well as urinary incontinence without apparent safety concerns.

We are conducting a drug discovery program to identify and develop product candidates that act as antagonists of the P2X3 and P2X2/3 receptors. To our knowledge, there are no marketed therapies or ongoing clinical trials of molecules that target this novel mechanism for the treatment of pain and urinary incontinence. We have successfully identified proprietary small molecule antagonists of P2X3 and are actively engaged in the optimization of these lead candidates to support the selection of a candidate for IND-enabling preclinical studies. Based on our progress to date and our planned activities in 2007, we expect to commence clinical development of a first-in-class P2X3 antagonist drug candidate during 2008.

Inflammatory Diseases

P2X7 Antagonist Program

Consistent with our focus on families of related molecular targets, we are pursuing a drug discovery program to identify and develop antagonists of the purinergic receptor, P2X7, which represents a promising molecular target for potential new therapies in the areas of rheumatoid arthritis (RA) and inflammatory bowel disease (IBD). Approximately 2.1 million Americans suffer from RA and approximately 1 million more are afflicted with the two most common forms of IBD, ulcerative colitis and Crohn’s disease. There is an urgent need for safe and effective small molecule therapies for these inflammatory conditions as current treatment options are often complex combination therapies including IV infusions or injections. In addition, many patients do not respond to available therapies or are unable to tolerate current treatments. Side effects of current RA and IBD treatments include increased risk of serious infections, sepsis, tuberculosis and rare cases of opportunistic infections that can be fatal.

The P2X7 receptor is a member of the purinergic family of ligand-gated ion-channels. In contrast to the P2X3 and P2X2/3 receptors which are present primarily in sensory neurons and represent targets for potential new therapies to treat chronic pain, the P2X7 receptor is found primarily in cells of the immune systems where it is thought to play a role in inflammatory processes important to human disease states. P2X7 has been shown to initiate processing and release of IL-1 family cytokines such as IL-1ß and IL-18, which are believed to play a critical role in the inflammation underlying diseases like RA and IBD. Published research with knockout mice indicates that the absence of P2X7 reduces inflammatory responses and the severity of induced arthritis. In addition to this preclinical evidence of the role of P2X7 in inflammatory diseases, a major pharmaceutical company has reported positive clinical results from a Phase II study of a small molecule P2X7 antagonist in RA patients.

Our goal for this program has been to design best-in-class P2X7 receptor antagonists that are distinguished by their potency, selectivity, pharmacokinetic properties and safety profiles. To date, we have identified and validated novel, orally bioavailable, potent, selective P2X7 antagonists from multiple proprietary chemical series. We have recently selected a lead molecule for IND enabling studies and we are continuing to optimize the characteristics of lead candidates as back-up candidates. Based on our progress to date and our planned activities in 2007, we expect to commence clinical development of a best-in-class P2X7 antagonist drug candidate during 2008.

Other Programs

Exploratory Programs

In addition to our VR1, P2X3, and P2X7 drug discovery programs, we conduct limited exploratory research on an ongoing basis to identify promising molecular targets to add to our preclinical pipeline in the future. For example, we have identified potent, small molecule antagonists of TRPV4, which is a member of the family of transient receptor potential ion channels that also includes the VR1 receptor. Preliminary research indicates that TRPV4 may be an attractive target for chronic pain. We have made similar progress in an exploratory program involving a key regulator of the endo-cannabinoid system, Fatty Acid Amide Hydrolase (FAAH). Research suggests that FAAH could be a novel mechanism for new therapies to treat a range of neurological conditions, including chronic pain, Parkinson’s disease, and anxiety.

NXY-059 and Cytoprotectants

In May 2003, our exclusive licensee, AstraZeneca, initiated two multi-national Phase III clinical trials (SAINT I and SAINT II) to test our neuroprotectant drug candidate, NXY-059, versus placebo in acute ischemic stroke patients. NXY-059 had been previously shown to reduce infarct size and preserve brain function in experimental models of acute ischemic stroke. In May 2005, we announced, in coordination with AstraZeneca, that the first of these two clinical trials, SAINT I, involving approximately 1,700 patients, achieved its primary endpoint by showing a statistically significant reduction versus placebo of disability in patients after an acute ischemic stroke (p=0.038). In October 2006, we reported that the second Phase III clinical trial with NXY-059, which involved more than 3,200 patients, did not demonstrate a statistically significant reduction on the primary endpoint of stroke-related disability in patients treated with NXY-059. After reviewing the data from this study, AstraZeneca announced its decision to discontinue development of NXY-059.

Based on the benefit of NXY-059 treatment observed in the SAINT I trial, we independently developed proprietary, orally available nitrone compounds similar to NXY-059 that acted as cytoprotectants that reduced damage to vital tissues in experimental models of ischemia, or restricted oxygen. However, following the results of the SAINT II trial, we have discontinued further development of these compounds.

Strategy

Our primary goal is to create a proprietary pipeline of potential first- and best-in-class product candidates for major medical needs in the areas of neurological and inflammatory diseases. The key elements of our strategy for achieving this goal are to:

Build a balanced portfolio of product candidates.    We believe that our scientific expertise is broadly applicable to a wide range of neurological and inflammatory diseases and that expanding our product portfolio will mitigate some of the risks associated with drug development. We intend to advance our preclinical product candidates into clinical development as rapidly as practicable. We believe our scientific expertise enables us to effectively identify and capitalize on external product candidates and we may acquire or in-license such opportunities in the future. We also intend to undertake new discovery projects to identify novel product opportunities for internal development or collaboration.

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

Pursue best-in-class and first-in-class opportunities involving families of related disease targets.    We select molecular targets that have a biologically or chemically validated role in a neurological or inflammatory disease process for which we believe our proprietary chemical library may yield drug-like lead compounds. The molecular targets we select are not proprietary and, therefore, we seek targets that we believe offer us an opportunity to efficiently identify and develop best-in-class or first-in-class product candidates that could have important competitive advantages in the marketplace.

Take an integrated approach to the early identification and design of lead compounds.    We integrate a broad range of drug discovery capabilities early in the discovery process with a focus on rapidly identifying the optimal balance of properties required for a best-in-class human therapeutic, such as potency, selectivity, safety, exposure, dosing frequency and patient compliance. These capabilities include medicinal chemistry, cell biology and high throughput screening, in vivo pharmacology, toxicology and safety, as well as an extensive series of in vitro and in vivo metabolic and safety profiling assays. We believe this early integration of a broad spectrum of drug discovery capabilities is a critical element that distinguishes our drug discovery approach.

Develop orally available, small molecule drugs.    Our drug discovery and development efforts generally focus on orally available small molecule drugs. The major commercial advantage of small molecule product candidates is the potential for oral administration. In addition, small molecule drugs can be manufactured by conventional methods, resulting in lower manufacturing costs and higher margins than for other types of drugs, such as protein therapeutics.

Establish selective corporate collaborations to assist in the development and commercialization of our products while retaining significant commercial rights.    We intend to selectively form corporate collaborations to leverage our internal resources to undertake projects that are beyond our resources while retaining significant economic rights to our products. Such projects include establishing a broad-based sales capability and completing large and costly clinical trials.

Strategic Alliances

We believe that strategic alliances with the right partners can improve our ability to build a sustainable pipeline of product candidates. Our existing agreements with Pfizer and Genentech allow us to leverage their expertise in the clinical development and commercialization of drugs to treat major medical needs of large patient populations.

Pfizer

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target VR1. The collaboration focuses on treatments for pain and other diseases and disorders. Under the agreements, we received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the Pfizer collaboration also provides us with research funding in excess of $7.0 million during the first two years of the collaboration. Pfizer has the option to extend the research period for up to two additional years from June 2007 subject to additional funding requirements. Additionally, upon the successful achievement of research, development and commercialization milestones for each product resulting from the collaboration, we will be eligible to receive milestone payments greater than $170.0 million in aggregate. In addition to milestone payments, we will be entitled to receive double-digit royalties on net sales by Pfizer upon commercialization of a product generated by the collaboration.

Genentech

In December 2003, we entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid us an upfront license and technology access fee of approximately $5.3 million in January 2004 and made a $3.0 million equity purchase concurrent with our initial public offering. The funded research under this agreement ended in February 2006. We are also eligible to receive future milestones and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech. In exchange, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialize protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role. Unless Genentech exercises certain rights and makes additional payments to us, we will have the right to develop and commercialize products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions. We would be required to make royalty payments and, in certain cases, milestone payments to Genentech on products that we develop and commercialize under the collaboration.

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

As of December 31, 2006, we owned more than 35 U.S. patents, 45 U.S. patent applications, 30 foreign patents and 60 foreign patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. As of December 31, 2006, we have licensed, from institutions such as the Oklahoma Medical Research Foundation (OMRF), the University of Kentucky Research Foundation (UKRF), the Regents of the University of California (the Regents) and others, the exclusive rights to more than 30 U.S. patents, 5 U.S. patent applications, 100 foreign patents and 15 foreign patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. We face the risk that one or more of the above patent applications may be denied. We also face the risk that our issued patents may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop. We also note that U.S. patents and patent applications may be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful, would result in the entire loss of our patent or the relevant portion of our patent and not just with respect to that particular infringer. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

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

OMRF and UKRF.    We hold the exclusive, worldwide license to specified intellectual property related to NXY-059, a novel free radical trapping neuroprotectant, owned by OMRF and UKRF pursuant to a license agreement entered into in July 1992. In consideration for this technology license, we are obligated to pay OMRF and UKRF low-single digit royalties on any future net sales of products relating to our license, subject to a minimum annual royalty payment of $25,000 through the year the FDA first approves an NDA and $100,000 annually thereafter. The license agreement terminates upon the later of the expiration of the last of any patent rights to licensed products that are developed under the agreement or 15 years from the effective date of the agreement. We may terminate the license agreement for any reason following six months written notice to OMRF and UKRF.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an IND which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators; and

•	FDA approval of a New Drug Application, or NDA, or NDA supplement, for an approval of a new indication if the product is already approved for another indication.

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

Competition

We compete in the segments of the pharmaceutical market that treat neurological and inflammatory diseases, which are highly competitive. We face significant competition from most pharmaceutical companies as well as many biotechnology companies that are also researching and selling products designed to treat neurological and inflammatory diseases. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are actively researching neurological and inflammatory diseases, some in direct competition with us. In addition, we also must compete with these organizations to recruit scientists and clinical development personnel.

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

Employees

As of December 31, 2006, we had approximately 111 full-time employees, including 34 Ph.D.s. Of the full-time employees, 83 were engaged in research and development and 28 were engaged in general and administrative activities. On January 23, 2007, we announced a restructuring that reduced the number of full-time positions in the company to approximately 70 full-time employees. We believe our relations with our employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission, or SEC. Our website address is www.renovis.com. We can furnish without charge to you, upon written or oral request, copies of our reports. You should direct any request to John C. Doyle, Senior Vice President, Corporate Development and Chief Financial Officer, Renovis, Inc., Two Corporate Drive, South San Francisco, California 94080.

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

You must evaluate us in light of the uncertainties and complexities inherent in an early stage biopharmaceutical company. All of our product candidates are in early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. Our future success is dependent upon, among other factors, our ability to develop viable product candidates, successfully complete clinical trials and obtain regulatory approval for those product candidates. All of our early stage drug discovery programs are focused on unproven molecular disease targets and will require extensive additional research and development prior to the commercial introduction of any product candidates. There can be no assurance that any of our research and development and clinical trial efforts, or those of our strategic partners and licensees, will result in viable new products. For example, in October 2006, AstraZeneca, our exclusive licensee for our lead product candidate, NXY-059, indicated its intention to discontinue the development of NXY-059 following the announcement that NXY-059 did not meet the primary or secondary endpoints in a pivotal Phase III study. Also, in August 2005, based on results of our Phase II clinical trials with REN-1654 in patient volunteers with post-herpetic neuralgia and sciatica, we announced that we were discontinuing development of REN-1654 as an oral medication and, in June 2005, we announced our decision to discontinue efforts to develop REN-850 for the treatment of multiple sclerosis. Finally, in July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate we were developing for the treatment of acute post-operative pain.

We depend on the efforts of our strategic partners and licensees to develop and commercialize many of our product candidates.

We cannot control the time or resources that our strategic partners or licensees devote to our collaborations with those parties, nor can we control our strategic partners’ or licensees’ business decisions. In addition, our collaborators may not perform their obligations as expected. Changes in a collaborator's business strategy or business combinations involving a collaborator may adversely affect that party’s willingness or ability to successfully meet its obligations. Disagreements between us and our collaborators may lead to delays in or termination of the research, development or commercialization of product candidates or result in time-consuming and expensive negotiations, litigation or arbitration. The failure of our strategic partners or licensees to successfully complete their obligations in a timely manner or the termination or breach of agreements by these parties, could materially harm our business, financial condition and results of operations.

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

Clinical trials are expensive, time-consuming and typically take years to complete. In connection with clinical trials, we face the risks that:

•	a product candidate may not prove to be efficacious;

•	we may discover that a product candidate may cause harmful side effects;

•	patients may die or suffer other adverse medical effects for reasons that may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the FDA, or other regulatory agencies.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period and success in early phase trials may not be indicative of results in a large number of patients or long-term efficacy. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier development activities, including previous late-stage clinical trials. For example, the results from the Phase III SAINT I trial for our lead product candidate, NXY-059, were not predictive of results obtained in the second and larger Phase III clinical trial, SAINT II, and following the announcement of the results of the SAINT II clinical trial and the decision by AstraZeneca to discontinue the development of NXY-059, our stock price declined significantly. Failure to demonstrate the safety and effectiveness of our product candidates in larger patient populations could prevent or significantly delay their regulatory approval and may adversely affect our business and our stock price.

Failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays or rejections if we or our strategic partners or licensees are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and the number and size of ongoing clinical trials sponsored by others that seek to enroll similar patients. When one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Any delays in planned patient enrollment may result in increased costs and delays, which could harm our ability to develop products.

The contract research organizations and independent clinical investigators that we and our strategic partners or licensees rely upon to conduct preclinical studies and clinical trials may not be diligent, careful or timely, and may make mistakes in the conduct of these studies.

We depend on contract research organizations, or CROs, and independent clinical investigators to conduct certain preclinical studies and clinical trials under their agreements with us or our collaborators. Before AstraZeneca decided to discontinue development of NXY-059, we depended on CROs to conduct clinical trials of NXY-059 under their agreements with AstraZeneca. In our preclinical research programs, we depend on CROs to conduct certain medicinal chemistry and in vivo testing activities that we are not staffed to perform ourselves. The personnel at these CROs are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Our contracts with CROs may involve fixed fees. If the costs of performing the research activities or clinical trials exceed estimates, the CROs may fail to devote sufficient time and resources to our drug discovery and development programs, fail to enroll patients as rapidly as expected, or otherwise fail to perform in a satisfactory manner. Failure of the CROs to meet their obligations could adversely affect the development of our product candidates and delay the regulatory approval and commercial introduction of our product candidates. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors, it could harm our competitive position.

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

In order to market our products outside of the United States, we and our strategic partners and licensees must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory processes in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States, including the risks that our product candidate may not be approved for all indications that we request, which could limit the uses of our product and adversely impact our potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

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

As an alternative to establishing our own sales and marketing organization, we may engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales organization to assist us. We may not be able to successfully establish sales and distribution capabilities either on our own or in collaboration with third parties or gain market acceptance for our products. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties, and we may not succeed.

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

We are highly dependent on the key members of our management and scientific staff, especially our chief executive officer, Corey Goodman, Ph.D. and our Senior Vice President of Research and Development, Michael Kelly, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. We maintain “key man” insurance on Dr. Goodman. We do not maintain “key man” insurance policies on any of our other officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

Among other equity incentive compensation, we have granted deferred stock units and stock options as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. Due to fluctuations in the trading price of our common stock, a substantial portion of the stock options held by our employees have exercise prices that are significantly higher than the current trading price of our common stock. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates.

In January 2007, we announced a restructuring plan, which included a reduction in headcount. The planning and implementation of our restructuring has placed, and may continue to place a strain on our managerial, operational and other resources. In addition, the restructuring may negatively affect our employee turnover, recruiting and retention, and may not enable us to reduce our costs to the extent anticipated. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates our business and results of operations could be adversely affected.

We have a history of losses and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $28.4 million, $32.0 million, $39.9 million, $41.9 million and $25.1 million, respectively, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. As of December 31, 2006, our cumulative net loss was $182.3 million. None of our product candidates has completed development or received required regulatory approvals and, consequently, we have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if one or more of our product candidates is commercialized, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating expenditures in the foreseeable future as we:

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

If we cannot raise additional capital on acceptable terms, we may be unable to complete clinical trials, obtain regulatory approvals or commercialize our product candidates.

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the year ended December 31, 2006, our net cash used in operating activities was $19.0 million and we had capital expenditures of $3.0 million. Our future capital requirements depend on many factors, including:

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

We intend to seek additional funding through strategic collaborations. We face intense competition from many other companies in the pharmaceutical and biotechnology industry for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. If we are unable to attract and retain corporate partners to develop, introduce and market our products, our business may be materially and adversely affected. Our strategy and any reliance on corporate partners, if we are able to establish such collaborative relationships, are subject to additional risks. Our collaborators may not devote sufficient resources to the development, introduction and marketing of our products or may not pursue further development and commercialization of products resulting from collaborations with us. If a corporate partner elects to terminate its relationship with us, our ability to develop, introduce and market our products may be significantly impaired and we may be forced to discontinue the product altogether. We may not be able to negotiate alternative corporate partnership agreements on acceptable terms, if at all. The failure of any collaboration efforts could have a material adverse effect on our ability to develop, introduce and market our products and, consequently, could have a material adverse effect on our business, results of operations and financial condition.

In addition to strategic collaborations, we may seek funding through private or public sales of our securities, entering into credit arrangements or licensing all or a portion of our technology. This funding may significantly dilute existing stockholders or may limit our rights to our technology.

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150.0 million of any combination of debt securities, common stock, preferred stock and warrants.

The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In addition, in 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54.0 million. As of December 31, 2006, $46.0 million remains available under this registration statement.

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

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $1 million per occurrence and $1 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates in development, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2006, and we intend to continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied in the future with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if said firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified or has a scope limitation. We anticipate to continue to expend resources in developing the necessary documentation and testing procedures required by Section 404; however, there is a risk that in the future we will not comply with all of the requirements imposed by Section 404. In addition, the very limited sized of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It unclear how such circumstances could be interpreted in the future in the context of an assessment of internal controls over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in the future. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or could limit our ability to obtain additional financing.

Risks Related to Our Common Stock

Our stock price has fluctuated significantly and we expect that it may continue to do so.

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

Factors that could cause volatility in the market price of our common stock include:

•	the results from our clinical trial programs and any future trials we may conduct;

•	developments in the clinical trials of potentially similar competitive products;

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	comments by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	rumors relating to us or our competitors;

•	additions or departures of key personnel;

•	third party reimbursement policies; and

•	developments concerning current or future collaborations, strategic alliances or similar relationships.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

On September 1, 2003, we commenced a lease on 60,235 square feet of office and laboratory space in South San Francisco, California. The space rented under this lease increased to 70,235 total square feet on May 1, 2006. The lease expires on August 31, 2009, although we have an option to extend the lease until August 31, 2012. On October 31, 2003, we entered into a sublease for our former office and laboratory space in South San Francisco. The agreement for our former facility expired on October 1, 2005. We believe that our current facility is adequate for our current needs.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol RNVS. The following table sets forth the range of the high and low intraday prices per share of our common stock on the NASDAQ Global Market. These prices represent quotations among dealers without adjustments for retail markups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
Fiscal Year Ended December 31, 2005:
First Quarter	$14.44	$7.64
Second Quarter	$19.25	$6.34
Third Quarter	$16.54	$11.80
Fourth Quarter	$17.10	$12.40
Fiscal Year Ended December 31, 2006:
First Quarter	$24.01	$15.05
Second Quarter	$21.23	$13.40
Third Quarter	$16.00	$10.53
Fourth Quarter	$15.46	$2.99

As of March 1, 2007, there were approximately 253 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item concerning the Company’s equity compensation plans is discussed in Note 10 to the financial statements contained in Part II Item 8 of this annual report.

Recent Sales of Unregistered Securities

On November 8, 2006, Renovis contributed 10,000 shares of the Company’s common stock to custodial accounts for each of the two minor children of a recently deceased employee of the company in exchange for an aggregate purchase price of $20.00, which is equal to the par value of the shares. These shares were issued in accordance with the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, or such other exemptions as may be available.

Use of Proceeds from Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-109806) in connection with our initial public offering was declared effective by the SEC on February 4, 2004. We completed our initial public offering on February 10, 2004 for gross proceeds of $75.9 million. The Company paid the underwriters a commission of $5.3 million and incurred offering expenses of $2.2 million. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of approximately $68.4 million.

Our Registration Statement on Form S-3 (Reg. No. 333-122762) was declared effective by the SEC on May 23, 2005. We completed a public offering under this Registration Statement on September 28, 2005 for gross proceeds of $54.0 million. The Company paid the underwriters a commission of $3.2 million and incurred offering expenses of $0.3 million. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of approximately $50.4 million.

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

Performance Graph(1)

The following graph and related table compare the cumulative stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index (Nasdaq) and the Nasdaq Biotechnology Index (Nasdaq Biotech) for the period beginning on February 4, 2004, the date of our initial public offering and ending on December 31, 2006. The stock price performance on the graph below is not necessarily indicative of future price performance, and we do not make or endorse any predictions as to future stockholder returns.

The following graph and related table assumes that $100.00 was invested on February 4, 2004, the date of our initial public offering, in our common stock or the designated index, including reinvestment of dividends. We have not declared or paid any dividends on our common stock.

Cumulative Total Return

(1)

This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities

We did not repurchase any shares of common stock during fiscal 2006.

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

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Contract revenue	$10,428	$6,647	$2,625	$4,500	$—
Operating expenses:
Research and development	28,112	30,724	33,899	21,805	10,944
General and administrative	15,595	10,087	9,750	7,141	5,266
Acquired in-process research and development	—	—	—	17,305	8,882

Total operating expenses	43,707	40,811	43,649	46,251	25,092
Loss from operations	(33,279)	(34,164)	(41,024)	(41,751)	(25,092)
Interest income (expense), net	4,903	2,184	1,083	(121)	15

Net loss	$(28,376)	$(31,980)	$(39,941)	$(41,872)	$(25,077)

Deemed dividend upon issuance of Series E convertible preferred stock	—	—	—	(43,393)	—

Net loss applicable to common stockholders	$(28,376)	$(31,980)	$(39,941)	$(85,265)	$(25,077)

Basic and diluted net loss per share applicable to common stockholders	$(0.97)	$(1.24)	$(1.84)	$(87.93)	$(41.94)

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$99,107	$118,889	$86,959	$41,437	$17,415
Total assets	107,301	126,612	96,125	52,551	25,866
Long-term liabilities	3,684	6,372	3,039	1,672	2,343
Convertible preferred stock	—	—	—	123,266	59,388
Total stockholders’ equity (net capital deficiency)	93,086	108,598	82,776	(78,552)	(39,762)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business – Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2006 and the related notes appearing in Part II Item 8 of this report.

Overview

We are a biopharmaceutical company focused on the discovery and development of drugs to treat major medical needs in the areas of neurological and inflammatory diseases. Our integrated capabilities in preclinical research and development, including medicinal chemistry, bioinformatics, molecular biology and pharmacology, enable us to identify and select drug candidates that meet stringent standards for development. This approach has yielded multiple lead candidates in our preclinical programs for pain and inflammation. Our proprietary preclinical programs are focused on identifying antagonists of selected purinergic receptors as novel potential treatments for a broad spectrum of pain and inflammatory conditions. In addition, we have entered into a collaboration with Pfizer to discover and develop product candidates targeting the vanilloid receptor, VR1, for the potential treatment of pain and other diseases and disorders, as well as a collaboration with Genentech in the areas of nerve growth and anti-angiogenesis.

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

In October 2006, we announced the results of a pivotal Phase III study (SAINT II) of NXY-059, a novel free radical trapping neuroprotectant, in acute ischemic stroke that was conducted by our exclusive licensee, AstraZeneca. The SAINT II study did not demonstrate a statistically significant reduction on the primary endpoint of stroke-related disability in patients treated with NXY-059, as assessed versus placebo using the modified Rankin Scale. In addition, no statistically significant treatment benefit was seen with NXY-059 on secondary endpoints measuring the drug candidate’s effects on neurological impairment and the reduction of the incidence of symptomatic intracranial hemorrhage when administered with the approved thrombolytic agent, rt-PA. The SAINT II data showed that NXY-059 was well tolerated and the mortality rate was comparable in the treatment and placebo groups. After reviewing the data from this study, AstraZeneca decided to discontinue development of NXY-059. We have not incurred any asset impairment or additional liabilities associated with AstraZeneca’s decision to discontinued the development of NXY-059. We intend to thoroughly evaluate potential future development options for NXY-059, but have no present plans to conduct further clinical trials with this drug candidate.

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

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target the vanilloid receptor, VR1. The collaboration focuses on treatments for pain and other diseases and disorders. Under the agreements, we received an upfront license fee of $10.0 million in July 2005. We have deferred the upfront license fee and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years through

June 2007. In addition to the upfront license fee, the Pfizer collaboration also provides us with research funding in excess of $7.0 million which is being recognized over the estimated research period. Pfizer has the option to extend the research period for up to two additional years from June 2007 subject to additional funding requirements. Additionally, upon the successful achievement of research, development and commercialization milestones for each product resulting from the collaboration, we will be eligible to receive milestone payments greater than $170.0 million in aggregate. In addition to milestone payments, we will be entitled to receive double-digit royalties on net sales by Pfizer upon commercialization of a product generated by the collaboration. We began recognizing revenue under these agreements in the third quarter of 2005. For the years ended December 31, 2006 and 2005, we recognized $10.1 million and $4.3 million, respectively, in contract revenue. Revenue recognized in 2006 included milestone revenue of $1.5 million that we earned in connection with the progression of a product candidate from the VR1 collaboration into advanced preclinical studies.

In December 2003, we entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid us an upfront license and technology access fee of approximately $5.3 million in January 2004 and made a $3.0 million equity purchase concurrent with our initial public offering. The upfront payment was deferred and recognized as contract revenue on a straight-line basis over the research period, which ended in February 2006. While the research period has ended, the agreement with Genentech remains in effect. We are eligible to receive future milestones and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech. In exchange, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialize protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role. Unless Genentech exercises certain rights and makes additional payments to us, we will have the right to develop and commercialize products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions. We would be required to make royalty payments and, in certain cases, milestone payments to Genentech on products that we develop and commercialize under the collaboration. As of December 31, 2006, we have not incurred any such payments under the agreement with Genentech.

As of December 31, 2006, we had an accumulated deficit of $182.3 million and approximately $99.1 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for more than the next 12 months. However, changes to our current operating plan may require us to consume our capital resources sooner than we expect.

We expect to incur substantial losses for the foreseeable future as we:

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

During the years ended December 31, 2006, 2005 and 2004, we incurred research and development expenses of $28.1 million, $30.7 million and $33.9 million, respectively. All of the research and development expense incurred in 2006 related to our preclinical R&D programs. The majority of research and development expense incurred in 2005 and 2004 relates to our preclinical R&D programs and clinical development activities. For the years ended December 31, 2005 and 2004, we incurred $25.4 million and $22.5 million, respectively, in R&D expense relating to our preclinical programs and $5.3 million and $11.4 million, respectively, in R&D expense relating to clinical development activities. During the years ended December 31, 2006 and 2005, research and development expense decreased by $2.6 million and $3.2 million, respectively. The decrease in research and development expense in the past two years primarily reflected our decisions to end two clinical development programs, both of which involved multiple Phase II clinical studies that were in progress during 2004 and the first two quarters of 2005. Preclinical R&D expense increased in 2006 from 2005 and 2004 as a result of our investments in preclinical activities in the areas of neurological and inflammatory diseases. The increase in expense in 2006 is the result of adding key personnel in chemistry and pharmacology to support expansion of our preclinical programs, including our proprietary programs to identify antagonists of the purinergic receptors, P2X7 and P2X3. We also maintained our effort to identify and advance molecules within our collaboration with Pfizer, and we invested in certain exploratory programs that represent future opportunities to further expand our internal pipeline.

Our clinical development efforts during 2004 were focused exclusively on initiating and conducting multiple Phase II clinical trials with REN-213 and REN-1654. We discontinued clinical development activities involving REN-213 and REN-1654 during 2004 and 2005, respectively. Our preclinical R&D activities during

2004 included toxicology and efficacy studies of various development candidates in preclinical models of pain and inflammatory disease as well as formulation and manufacturing of drug supply for these studies. The preclinical R&D amount of $22.5 million was expended primarily on employee costs, supplies and materials and infrastructure related to neurobiology, chemistry, cell biology and related functions associated with our earlier stage research programs.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, including non-cash, stock-based compensation, for employees in executive and operational functions, including finance, legal, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents.

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

Revenue Recognition

Our revenues are generated by complex collaborative research and licensing arrangements. Revenues under such agreements may include upfront payments, research funding, milestone payments and royalties. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we evaluate whether the delivered element under these arrangements has value to our collaborative partner or licensee on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Arrangements with multiple deliverables that do not meet these criteria are treated as one unit of accounting for purposes of revenue recognition.

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

Stock Compensation

Effective January 1, 2006, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of peer companies’ historical volatilities and our market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements in 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Upon the adoption of SFAS 123(R) in January 2006, the deferred stock compensation balance of $4.9 million was reclassified to additional paid-in-capital.

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

Results of Operations

Comparison of the Twelve Months Ended December 31, 2006, 2005 and 2004

Revenue

Total revenue and dollar and percentage changes for each of the three years ending December 31, 2006 are as follows (dollar amounts are in thousands):

	2006	2005	2004
Pfizer collaboration	$10,100	$4,350	$—
Genentech collaboration	328	2,297	2,625

Total revenue	$10,428	$6,647	$2,625
Dollar increase	$3,781	$4,022
Percentage increase	57%	153%

The increase in revenue in 2006 as compared to 2005 resulted from a collaborative research agreement and a license and royalty agreement with Pfizer that we signed in May 2005. Under the agreements with Pfizer we received an upfront license fee of $10.0 million in July 2005. We recorded the upfront license fee as deferred revenue and are recognizing it as contract revenue on a straight-line basis over the estimated research period of two years. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with total research funding of more than $7.0 million during the two-year research period. Revenue recognized in 2006 included milestone revenue of $1.5 million that we earned in connection with the progression of a product candidate from the VR1 collaboration into advanced preclinical studies. Revenue recognized under a collaborative agreement with Genentech decreased in 2006 as compared to 2005 as the funded research period ended in February 2006 and all collaborative revenue was fully earned in the first quarter of 2006.

The year-over-year increase in revenue in 2005 as compared to 2004 is mainly attributable to the collaborative research agreement and license and royalty agreement with Pfizer that was executed in May 2005.

We expect that any revenue we may earn will fluctuate from year over year as a result of the timing and amount of any milestone payments we earn or any new collaborations we may enter into in the future. For the year ending December 31, 2007, we presently anticipate contract revenue from existing agreements of approximately $4.3 million to $8.8 million.

Research and Development Expenses

Total research and development expenses and dollar and percentage changes for each of the three years ending December 31, 2006 are as follows (dollar amounts are in thousands):

	2006	2005	2004
Total R&D expense	$28,112	$30,724	$33,899
Dollar decrease	$(2,612)	$(3,175)
Percentage decrease	(9)%	(9)%

Specific changes in R&D expense in 2006 as compared to 2005 are as follows:

•

clinical development costs, manufacturing costs of clinical trial supplies and costs of outside services decreased by $4.2 million primarily due to our decisions to end two clinical development programs;

•	amortization of intangible assets decreased to $0 in 2006 from $1.1 million as the underlying intangible assets were fully amortized as of the end of 2005;

•	expense related to equity instruments issued for consulting services decreased by $0.3 million primarily due to certain noncash compensation charges recorded in 2005 that are not recurring in 2006;

•	employee compensation decreased by $0.6 million primarily due to the termination of two clinical programs in 2005;

•	license fees decreased by $0.4 million primarily due to lower costs incurred on administration of license agreements;

•

non-cash stock based compensation for options granted to employees increased by $2.4 million primarily due to our accounting for employee stock based compensation under the fair value method in accordance with SFAS 123(R) as of January 1, 2006. Prior to January 1, 2006 we accounted for options granted to employees using the intrinsic value method in accordance with APB 25. During the year ended December 31, 2006, we recorded $4.8 million in expense in accordance with SFAS 123(R). During year ended December 31, 2005, we recorded $2.4 million in expense utilizing the intrinsic value method of measuring stock compensation in accordance with APB 25;

•	costs of supplies and materials increased by $1.1 million primarily due to increased pre-clinical activities performed in-house; and

•	overhead expenses including employee training, depreciation of fixed assets and property tax increased by $0.9 million primarily due to increases in underlying expenses.

Specific changes in R&D expense in 2005 as compared to 2004 are as follows:

•

external clinical trial costs, manufacturing cost of clinical trial supplies and other costs related to pharmacology and in vivo studies decreased by $4.7 million primarily due to our decisions to end two clinical development programs and cancellations of certain other clinical projects;

•	non-cash stock based compensation for options granted to employees, accounted for under the intrinsic value method in accordance with APB 25, decreased by $0.8 million;

•	employee related expense increased by $1.3 million due to increased headcount and increases in merit pay, partially offset by decreases in recruiting and relocation related expenses; and

•	overhead expenses including information technology and building operating cost increased by $0.8 million primarily due to increases in underlying expenses.

We expect R&D expenses, excluding non-cash stock-based compensation and approximately $0.9 million in restructuring expense that we will record in the first quarter of 2007, to decrease in 2007 as a result of voluntary attrition and the effect of our restructuring in January 2007.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage changes for each of the three years ending December 31, 2006 are as follows (dollar amounts are in thousands):

	2006	2005	2004
Total G&A expense	$15,595	$10,087	$9,750
Dollar increase	$5,508	$337
Percentage increase	55%	3%

Increases in G&A expense in 2006 as compared to 2005 are as follows:

•

non-cash stock based compensation for options granted to employees and non-employee directors increased by $3.8 million primarily due to our accounting for employee stock based compensation under the fair value method in accordance with SFAS 123(R) as of January 1, 2006. During the year ended December 31, 2006, we recorded $5.2 million in expense under the fair value method of measuring stock compensation in accordance with SFAS 123(R). During the year ended December 31, 2005, we recorded $1.4 million in expense utilizing the intrinsic value method of measuring stock compensation in accordance with APB 25;

•	employee compensation increased by $1.3 million primarily due to an increase in G&A headcount;

•	outside services increased by $0.6 million primarily due to increased corporate development activities;

•	overhead expenses including employee training, depreciation of fixed assets and property tax increased by $0.7 million primarily due to increases in underlying expenses; and

•	legal expense decreased by $0.6 million primarily due to lower costs associated with intellectual property matters.

Specific changes in G&A expense in 2005 as compared to 2004 are as follows:

•	professional and consulting service expenses increased by $1.1 million primarily due to compliance with the Sarbanes-Oxley Act of 2002 and for business development activities; and

•	legal expenses decreased by $0.5 million primarily due to lower costs associated with intellectual property matters.

We expect G&A expenses, excluding non-cash stock-based compensation and approximately $0.2 million in restructuring expense that we will record in the first quarter of 2007, to decrease in 2007 as compared to 2006 following our restructuring in January 2007.

Interest Income

Total interest income and dollar and percentage changes for each of the three years ending December 31, 2006 are as follows (dollar amounts are in thousands):

	2006	2005	2004
Total interest income	$5,382	$2,561	$1,445
Dollar increase	$2,821	$1,116
Percentage increase	110%	77%

The increase in interest income in 2006 and 2005 was primarily attributable to a higher rate of return on our investment portfolio and higher average investment balances due to our common stock offering in September 2005, which resulted in net proceeds of $50.4 million.

Interest Expense

Total interest expense and dollar and percentage changes for each of the three years ending December 31, 2006 are as follows (dollar amounts are in thousands):

	2006	2005	2004
Total interest expense	$(479)	$(377)	$(362)
Dollar increase	$102	$15
Percentage increase	27%	4%

The increase in interest expense in 2006 was primarily due to the higher aggregate debt balances and higher borrowing interest rates. Interest expense was nominally higher in 2005 than 2004.

2007 Financial Guidance

For the year ending December 31, 2007, the Company presently anticipates:

•	total contract revenue from existing agreements of approximately $4.3 million to $8.8 million; and

•

total operating expenses of approximately $28.0 million to $32.0 million, excluding non-cash, stock-based compensation to be recognized in accordance with SFAS 123(R) and approximately $1.1 million in restructuring expense that we will record in the first quarter of 2007.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of December 31, 2006, we had received approximately $222.6 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In September 2005, we completed a public offering of common stock under which we received net proceeds of approximately $50.4 million. In addition, since inception to December 31, 2006, we financed the purchase of equipment and leasehold improvements with debt totaling approximately $15.2 million, of which $5.2 million was outstanding at December 31, 2006. The remaining obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 10.67% and are due in monthly installments through September 2010.

As of December 31, 2006, we had $99.1 million in cash, cash equivalents and short-term investments as compared to $118.9 million as of December 31, 2005, a decrease of $19.8 million. The decrease resulted primarily from cash used in operating activities, capital purchases and principal payments on outstanding debt related to capital purchases. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

Net cash used in operating activities was $19.0 million, $19.5 million and $25.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $0.5 million decrease in cash used in operations in 2006 as compared to 2005 primarily reflected a decrease in net operating loss of $3.6 million as a result of an increase in contract revenue of $3.8 million, offset by an increase in operating expense of $2.9 million. The $5.7 million decrease in cash used in operations in 2005 as compared to 2004 primarily reflected a decrease in net operating loss of $8.0 million as a result of an increase in contract revenue of $4.0 million and a decrease in operating expense of $2.8 million.

In January 2007 we implemented a restructuring plan which resulted in the Company reducing its workforce by approximately 40% of its positions. The intention of the restructuring is to reduce spending while maintaining the research and development capabilities needed to advance the Company’s late stage preclinical drug discovery program. As a result of the restructuring and broader efforts to reduce spending on general and administrative activities, we expect operating expenses of approximately $28.0 million to $32.0 million, excluding non-cash, stock-based compensation expense to be recognized in accordance with SFAS 123(R) and approximately $1.1 million in restructuring expense that we will record in the first quarter of 2007.

Net cash provided by investing activities was $50.5 million for the year ended December 31, 2006 as compared to net cash used by investing activities of $30.8 million and $44.2 million for the year ended December 31, 2005 and 2004, respectively. These fluctuations resulted primarily from timing differences in the investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investments. We expect similar fluctuations to continue in the future. Capital equipment purchases for 2006, 2005 and 2004 were $3.0 million, $2.6 million and $2.2 million, respectively. Capital equipment purchases for 2007 are expected to be approximately $1.0 million.

Net cash provided by financing activities was $2.3 million, $53.0 million and $73.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash provided by financing activities in 2005 was higher than 2006 primarily due to the completion of a public offering of common stock under which we received net proceeds of approximately $50.4 million in 2005. Net cash provided by financing activities for the year ended December 31, 2004 was higher than 2005 primarily due to our initial public offering and concurrent private placement with Genentech in which we received $71.4 million.

The following summarizes our long-term contractual obligations as of December 31, 2006 (dollar amounts are in thousands):

	Total	2007	2008	2009	2010	Thereafter
Operating leases	$5,394	$1,952	$2,037	$1,405	$—	$—
Equipment financing	5,158	2,147	1,619	1,150	242	—
Interest related to equipment financing	732	414	225	85	8	$—

Total	$11,284	$4,513	$3,881	$2,640	$250	$—

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish or acquire sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

Based upon our current operating plan we believe that our cash and cash equivalents as of December 31, 2006 will be sufficient to meet our projected operating requirements for more than the next 12 months.

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

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC has not declared this registration statement effective and securities may not be sold, nor may offer to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54 million. As of December 31, 2006, $46.0 million remains available under this registration statement.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of fiscal 2007. As of December 31, 2006, we have federal and state net operating loss carryforwards of approximately $92.3 million and $89.2 million, respectively, and federal and state research and development credits of approximately $3.0 million and $3.2 million, respectively, that may be subject to annual limitation, due to certain substantial changes in ownership, under the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization. As of December 31, 2006, all of our deferred tax assets have been fully offset by a valuation allowance because the realization of these assets is dependent upon future earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial condition.

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

Item 8. Financial Statements and Supplementary Data

RENOVIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Renovis, Inc.

We have audited the accompanying balance sheets of Renovis, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovis, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, Renovis, Inc. changed its method of accounting of stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Renovis, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 2, 2007

RENOVIS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$41,958	$8,149
Short-term investments	57,149	110,740
Prepaids and other current assets	928	1,082

Total current assets	100,035	119,971

Property and equipment, net	7,052	6,428
Other assets	214	213

	$107,301	$126,612

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$517	$1,050
Accrued compensation	2,503	2,018
Loan payable, current portion	2,147	1,531
Deferred revenue	3,400	5,328
Other accrued liabilities	1,964	1,715

Total current liabilities	10,531	11,642

Loan payable, noncurrent portion	3,011	2,908
Deferred revenue, noncurrent portion	—	2,500
Other long-term liabilities	673	964

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2006 and 2005; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2006 and 2005; 29,455,058 and 28,927,205 shares issued and outstanding at December 31, 2006 and 2005, respectively	29	29
Additional paid-in capital	275,439	267,454
Deferred stock compensation	—	(4,898)
Accumulated other comprehensive loss	(44)	(25)
Accumulated deficit	(182,338)	(153,962)

Total stockholders’ equity	93,086	108,598

	$107,301	$126,612

The accompanying notes are an integral part of these financial statements.

RENOVIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,
	2006	2005	2004
Contract revenues	$10,428	$6,647	$2,625

Operating expenses:
Research and development	28,112	30,724	33,899
General and administrative	15,595	10,087	9,750

Total operating expenses	43,707	40,811	43,649

Loss from operations	(33,279)	(34,164)	(41,024)
Interest income	5,382	2,561	1,445
Interest expense	(479)	(377)	(362)

Net loss	(28,376)	(31,980)	(39,941)

Basic and diluted net loss per share applicable to common stockholders	$(0.97)	$(1.24)	$(1.84)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	29,213,098	25,722,393	21,670,435

The accompanying notes are an integral part of these financial statements.

RENOVIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount
Balance at December 31, 2003	1,348,128	$1	$18,982	$(43)	$(15,451)	$—	$(82,041)	$(78,552)
Issuance of common stock upon IPO, net of issuance costs	6,325,000	7	68,338	—	—	—	—	68,345
Issuance of common stock to an investor	250,000	—	3,000	—	—	—	—	3,000
Conversion of preferred stock to common stock upon IPO	16,208,583	16	123,250	—	—	—	—	123,266
Issuance of common stock upon exercise of stock options	72,360	—	182	—	—	—	—	182
Issuance of common stock under employee stock purchase plan	60,885	—	589	—	—	—	—	589
Vesting of common stock from early exercise of stock options	233,384	—	312	—	—	—	—	312
Repurchase of common stock for cash	(32,026)	—	(37)	—	—	—	—	(37)
Repayment and forgiveness of promissory notes from stockholders	—	—	—	43	—	—	—	43
Fair market value of stock options granted to consultants and others for services	—	—	1,450	—	(141)	—	—	1,309
Amortization of deferred stock compensation, net of cancellations	—	—	(1,783)	—	6,429	—	—	4,646
Comprehensive loss-unrealized loss on investments in securities	—	—	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	—	—	(39,941)	(39,941)

Comprehensive loss	—	—	—	—	—	—	—	(40,327)

Balance at December 31, 2004	24,466,314	24	214,283	—	(9,163)	(386)	(121,982)	82,776
Issuance of common stock upon secondary offering, net of issuance costs	4,000,000	4	50,425	—	—	—	—	50,429
Issuance of common stock upon exercise of options and warrants	248,011	1	606	—	—	—	—	607
Vesting of common stock from early exercise of stock options	81,638	—	128	—	—	—	—	128
Issuance of common stock under employee stock purchase plan and 401K matching	123,131	—	1,220	—	—	—	—	1,220
Issuance of common stock to consultants for services	12,500	—	133	—	—	—	—	133
Repurchase of common stock for cash	(4,389)	—	(5)	—	—	—	—	(5)
Fair market value of stock options granted to consultants and others for services	—	—	1,107	—	—	—	—	1,107
Amortization of deferred stock compensation, net of cancellations	—	—	(443)	—	4,265	—	—	3,822
Comprehensive gain—unrealized gain on investments in securities	—	—	—	—	—	361	—	361
Net loss	—	—	—	—	—	—	(31,980)	(31,980)

Comprehensive loss	—	—	—	—	—	—	—	(31,619)

Balance at December 31, 2005	28,927,205	29	267,454	—	(4,898)	(25)	(153,962)	108,598
Issuance of common stock upon exercise of options	330,778	—	854	—	—	—	—	854
Vesting of common stock from early exercise of stock options	54,974	—	66	—	—	—	—	66
Issuance of common stock under employee stock purchase plan and 401K matching	117,101	—	933	—	—	—	—	933
Issuance of common stock to nonemployees	25,000	—	131	—	—	—	—	131
Fair market value of stock options granted to consultants and others for services	—	—	863	—	—	—	—	863
Reversal of unamortized deferred stock compensation upon adoption of SFAS No. 123R	—	—	(4,898)	—	4,898	—	—	—
Shared-based compensation recognized pursuant to SFAS No. 123R	—	—	10,036	—	—	—	—	10,036
Comprehensive loss—unrealized loss on investments in securities	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	(28,376)	(28,376)

Comprehensive loss	—	—	—	—	—	—	—	(28, 395)

Balance at December 31, 2006	29,455,058	$29	$275,439	$—	$—	$(44)	$(182,338)	$93,086

The accompanying notes are an integral part of these financial statements.

RENOVIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(28,376)	$(31,980)	$(39,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,025	2,829	2,903
Share-based compensation	10,036	3,822	4,646
Loss on disposal of fixed assets	387	328	—
Noncash interest and issuances of equity	1,192	1,421	1,449
Changes in assets and liabilities:
Prepaids and other current assets	154	76	483
Other assets	—	48	721
Accounts payable	(533)	(651)	1,016
Accrued compensation	485	600	689
Deferred revenue	(4,428)	5,203	2,625
Other accrued liabilities	23	(1,240)	197

Net cash used in operating activities	$(19,035)	$(19,544)	$(25,212)

Cash flows from investing activities
Capital expenditures	(3,036)	(2,557)	(2,159)
Proceeds from disposal of fixed assets	—	46	—
Purchases of short-term investments	(105,063)	(179,422)	(220,330)
Sales of short-term investments	124,375	95,971	116,750
Maturities of short-term investments	34,259	55,125	61,500

Net cash provided by (used in) investing activities	$50,535	$(30,837)	$(44,239)

Cash flows from financing activities
Principal payments on loan payable	(1,810)	(1,665)	(2,159)
Proceeds from loan payable	2,529	2,536	3,316
Proceeds from issuance of common stock, net of repurchases	1,590	52,079	72,079
Proceeds from repayment of stockholder notes	—	—	43

Net cash provided by financing activities	$2,309	$52,950	$73,279

Net increase in cash and cash equivalents	33,809	2,569	3,828
Cash and cash equivalents at beginning of period	8,149	5,580	1,752

Cash and cash equivalents at end of period	$41,958	$8,149	$5,580

Supplemental disclosure of cash flow information
Interest paid	$437	$332	$293

Supplemental schedule of noncash financing activities
Deferred stock compensation	$—	$—	$371

The accompanying notes are an integral part of these financial statements.

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

Reclassifications

Prior to January 1, 2006, we accounted for employee share-based compensation under Accounting Principles Board, Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In accordance with APB 25, we used the intrinsic value method to account for employee share-based compensation expense and presented the amortization of deferred compensation as a separate line item on the statement of operations. We reclassified the amortization of deferred compensation to research and development expense and general and administrative expense for the years ended December 31, 2005 and 2004 to conform to the current period presentation. Additionally, upon the adoption of SFAS 123(R) in January 2006, the deferred stock compensation balance of $4.9 million was reclassified to additional paid-in-capital.

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

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of peer companies’ historical volatilities and our market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements in 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 10 Stockholders’ Equity for further details.

SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Prior to January 1, 2006, the Company accounted for stock

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

options granted to employees using the intrinsic value method in accordance with APB 25. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits as described in FASB FSP 123(R)-3.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of fiscal 2007. As of December 31, 2006, we have federal and state net operating loss carryforwards of approximately $92.3 million and $89.2 million, respectively, and federal and state research and development credits of approximately $3.0 million and $3.2 million, respectively, that may be subject to annual limitation, due to certain substantial changes in ownership, under the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization. As of December 31, 2006, all of our deferred tax assets have been fully offset by a valuation allowance because the realization of these assets is dependent upon future earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial condition.

2. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. Comprehensive loss for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Net loss	$(28,376)	$(31,980)	$(39,941)
Unrealized gains (loss) on available-for-sale securities	(19)	361	(386)

Comprehensive loss	$(28,395)	$(31,619)	$(40,327)

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

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,
	2006	2005	2004
	(in thousands, except share and per share data)
Historical
Numerator:
Net loss applicable to common stockholders	$(28,376)	$(31,980)	$(39,941)

Denominator:
Weighted-average common shares outstanding	29,275,744	25,849,923	22,002,893
Less: Weighted-average unvested common shares subject to repurchase	(62,646)	(127,530)	(332,458)

Denominator for basic and diluted net loss per share	29,213,098	25,722,393	21,670,435

Basic and diluted net loss per share applicable to common stockholders	$(0.97)	$(1.24)	$(1.84)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Options to purchase common stock	3,657,866	2,637,749	2,434,859
Warrants	33,358	33,358	57,222

	3,691,224	2,671,107	2,492,081

4. Collaboration and License Agreements

Pfizer

On May 26, 2005, the Company entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor (VR1). The collaboration focuses on treatments for pain and other diseases and disorders.

Under the agreements, the Company received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with research funding in excess of $7.0 million over a two-year research period. The funded research period ends in June 2007. Pfizer also has the option to extend the agreements for up to two additional years subject to additional funding requirements. Additionally, the Company will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to the Company of greater than $170.0 million through successful achievement of research development and commercialization milestones for each product candidate resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, the Company would be entitled to receive royalties on net sales by Pfizer.

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

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In accordance with the evaluation discussed above, the Company began amortizing the upfront payment from Pfizer ratably in the third quarter of 2005 over the estimated research term of two years. During the years ended December 31, 2006 and 2005, the Company recognized $10.1 million and $4.3 million, respectively, in revenue related to the agreements. Revenue recognized in 2006 included milestone revenue of $1.5 million that was earned in connection with specific progress of the VR1 collaboration into advanced preclinical studies. As of December, 2006, deferred revenue under the agreements was $3.4 million, of which $2.5 million related to the upfront payment received in July 2005.

Genentech

On December 31, 2003, the Company entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid the Company an upfront license and technology access fee of $5.3 million in January 2004 and made a $3.0 million equity purchase concurrent with our initial public offering. The Company deferred the $5.3 million upfront payment and began recognizing it on a straight-line basis over the two-year estimated research period of the agreement. In July 2005, the Company revised the estimated completion date of the research period under the agreement by two months to February 2006 from the previous estimate of December 2005. Accordingly, the Company recognized the remaining deferred revenue on a straight-line basis through February 2006. During the years ended December 31, 2006 and 2005, the Company recognized $0.3 million and $2.3 million, respectively, in revenue related to this agreement. The funded research period under this agreement ended in February 2006. The Company is eligible to receive future milestone and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$4,367	$—	$—	$4,367
Money market funds	165	—	—	165
Commercial paper	78,977	3	(46)	78,934
Auction rate certificates	5,000	—	—	5,000
Corporate bonds	2,153	—	(4)	2,149
U.S. government bonds	8,489	3	—	8,492

	$99,151	$6	$(50)	$99,107

Reported as:
Cash and cash equivalents				$41,958
Short-term investments				57,149

				$99,107

Estimated fair value of short-term investments by contractual maturity at December 31, 2006:
Maturing in less than one year				$52,149
Maturing in one to five years				—
Maturing in five to ten years				—
Maturing in greater than ten years				5,000

Total				$57,149

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$2,427	$—	$—	$2,427
Money market funds	3,036	—	—	3,036
Commercial paper	2,687	—	(1)	2,686
Auction rate certificates	99,375	—	—	99,375
Corporate bonds	903	—	(3)	900
U.S. government bonds	10,486	—	(21)	10,465

	$118,914	$—	$(25)	$118,889

Reported as:
Cash and cash equivalents				8,149
Short-term investments				110,740

				$118,889

Estimated fair value of short-term investments by contractual maturity at December 31, 2005:
Maturing in less than one year				$11,365
Maturing in one to five years				—
Maturing in five to ten years				1,650
Maturing in greater than ten years				97,725

Total				$110,740

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s marketable auction securities with contractual maturities greater than one year have interest reset features. The interest rate of these securities reset at approximately every 30 days, typically through a remarketing process or based on an index.

To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than amortized cost, any adverse changes in the investee’s financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

There were no material gross realized losses or gains on the sale of available-for-sale securities during the years ended December 31, 2006 and 2005.

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Computer equipment and software	$3,365	$3,221
Laboratory and office equipment	9,163	8,177
Leasehold improvements	1,749	1,095

	14,277	12,493
Less accumulated depreciation	(7,225)	(6,065)

Property and equipment, net	$7,052	$6,428

Depreciation expense was $2.0 million for the year ended December 31, 2006 and $1.8 million for each of the years ended December 31, 2005 and 2004.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Professional fees	$400	$569
Facilities-related	408	356
Proceeds from early exercise of stock options	38	104
Outside services	437	199
Deferred rent	291	139
Accrued other	390	348

Other accrued liabilities	$1,964	$1,715

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Loans Payable

In February 2004, the Company entered into a credit facility with a lender that provided up to an aggregate of $5 million to finance the purchase of laboratory and computer equipment and certain leasehold improvements. In March 2005, the lender provided for a new credit facility of $3.5 million which was available for the Company to draw down through December 31, 2005. The draw down period was extended through December 31, 2006 by the lender. As of December 31, 2006, the Company had borrowed an aggregate of approximately $8.5 million under these facilities, of which $5.2 million was outstanding at that date. Payments are due in monthly installments over a period ranging from 42 to 48 months at interest rates ranging from 8.80% to 10.67% and are secured by the assets financed.

Future principal payments under the loans payable are as follows (in thousands):

Loans Payable
Year ending December 31,
2007	$2,147
2008	1,619
2009	1,150
2010	242

Total principal payments required	5,158
Less current portion	(2,147)

Noncurrent portion	$3,011

9. Operating Leases

The Company leases its laboratory and office facilities under an operating lease arrangement that expires in August 2009. The Company has the option to extend the lease at this location in South San Francisco, California through August 2012.

Rent expense was $1.7 million for the year ended December 31, 2006. Rent expense was $1.6 million for the year ended December 31, 2005 (net of $0.2 million sublease income) and $1.8 million for the year ended December 31, 2004 (net of $0.3 million sublease income).

Future minimum lease payments as of December 31, 2006 under noncancelable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31,
2007	$1,952
2008	2,037
2009	1,405
and thereafter	—

Total minimum payments required	$5,394

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Stockholders’ Equity

Common Stock

On February 10, 2004, the Company sold 6,325,000 shares of common stock to the public in its initial public offering and realized net proceeds of approximately $68.3 million. Additionally, concurrent with the initial public offering the Company completed a private placement with Genentech for 250,000 shares of common stock for proceeds of $3.0 million (Note 4).

On September 28, 2005, the Company sold 4,000,000 shares of common stock through a public offering and realized net proceeds of approximately $50.4 million.

Through December 31, 2006, the Company has issued 555,554 shares of its common stock to founders of the Company under restricted stock purchase agreements. Under the terms of the restricted stock purchase agreements, shares purchased generally vest over a three- to four-year period. Unvested shares are subject to repurchase by the Company at the original issuance price. The restricted common stock was fully vested as of December 31, 2006. As of December 31, 2005, there were 6,583 shares subject to repurchase by the Company.

Stock Plans

Amended 2003 Stock Plan

Effective January 3, 2005, the Board of Directors approved the Amended and Restated Renovis, Inc. 2003 Stock Plan (Amended 2003 Plan), giving effect to certain amendments to the previously approved Renovis, Inc. 2003 Stock Plan. The Board of Directors approved further amendments to the Amended 2003 Plan on January 3, 2007. A total of 333,333 shares of the Company’s common stock were initially reserved for issuance under the Amended 2003 Plan. The Amended 2003 Plan also includes additional shares of common stock that have or will have become available for issuance under the Company’s predecessor stock option plans. Additionally, commencing in 2005 and on each January 15 thereafter during the term of the Amended 2003 Plan, the number of shares reserved for issuance under the Amended 2003 Plan is increased by the lesser of (i) 3.5% of the Company’s outstanding shares of common stock on that date, (ii) 1,055,555 shares, or (iii) such lesser number determined by our Board of Directors. On January 16, 2007, the Board authorized and reserved an additional 1,034,527 shares of the Company’s common stock for issuance under the Amended 2003 Plan.

The Amended 2003 Plan permits the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, deferred stock units, dividend equivalents, performance share awards, stock payments and other stock related benefits, or any combination thereof to employees or consultants of the Company. The Amended 2003 Plan provides that the automatic option grants for independent directors to purchase 11,111 shares and the chairman of the Board of Directors to purchase 22,222 shares shall be granted annually on a date determined by the Board of Directors at its discretion, which date shall, to the extent practicable, be consistent with the date on which annual “replenishment” grants of options are made to employees generally (the Annual Grant Date). The Board of Directors at its discretion may change the Annual Grant Date from year to year. Each eligible member of the Board of Directors must continue to serve through the Annual Grant Date in order to receive an automatic option grant.

Stock options awarded to employees may be granted at an exercise price no less than the fair market value, as defined in the Amended 2003 Plan, of the common stock on the date of grant. Options become exercisable as determined by the Board of Directors, generally at the rate of 1/48th per month such that the options will be fully vested after four years. Options granted under the Amended 2003 Plan expire no more than ten years after the date of grant.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The predecessor plans to the Amended 2003 Plan allowed for the early exercise of options before they had vested. Shares issued as a result of early exercise are subject to a repurchase option by the Company upon termination of the purchaser’s employment or services at the exercise price paid by the option holder. The repurchase right lapses over a period of time as determined by the Board of Directors. The Company may exercise its repurchase options within 90 days of such voluntary or involuntary termination. As of December 31, 2006 and 2005, there were a total of 22,825 and 80,403 shares subject to repurchase relating to the early exercise of options at weighted-average exercise prices of $1.66 and $1.32 per share, respectively.

In accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of the new guidance is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity as the award vests. The shares subject to repurchase are not included in the accompanying Statements of Stockholders’ Equity. The Company has appropriately applied the guidance for stock options granted after March 21, 2002 and recorded a liability on the balance sheets relating to 22,825 and 77,799 shares issued pursuant to options exercised that were unvested as of December 31, 2006 and 2005, respectively, of $38,000 and $104,000.

The following table summarizes stock option activity under the Amended 2003 Plan:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2003	83,866	2,200,389	$2.38
Shares authorized	333,333	—	—
Options granted	(541,464)	541,464	$8.60
Options canceled	222,010	(222,010)	$3.12
Shares repurchased	32,026	—	$1.12
Options exercised	—	(305,744)	$1.62

Balance at December 31, 2004	129,771	2,214,099	$3.94
Shares authorized	863,984	—	—
Options granted	(821,799)	821,799	$11.75
Shares issued	(20,000)	—	$12.70
Options canceled	254,419	(254,419)	$8.30
Shares repurchased	4,389	—	$1.27
Options exercised	—	(312,747)	$2.23

Balance at December 31, 2005	410,764	2,468,732	$6.31
Shares authorized	1,016,319	—	—
Options granted	(1,420,686)	1,420,686	$17.66
Options canceled	136,788	(136,788)	$11.91
Options exercised	—	(383,752)	$2.35

Balance at December 31, 2006	143,185	3,368,878	$11.32

Inducement Stock Options

In July and August 2004, Renovis granted employment inducement stock options covering a total of 220,760 shares to certain newly hired executives. These options were granted without stockholder approval

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

pursuant to NASDAQ Marketplace Rule 4350 (i)(1)(A)(iv) and in accordance with Renovis’ standard stock option terms, including a 10-year term and four year vesting, and were granted at exercise prices equal to the fair market value on the date of grant. These options become exercisable at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48th of the original number of shares per month.

The following table summarizes the inducement stock option activities:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Shares authorized	220,760	—	—
Options granted	(220,760)	220,760	$8.07

Balance at December 31, 2004	—	220,760	$8.07
Options canceled	—	(83,843)	$7.73
Options exercised	—	(5,000)	$7.64

Balance at December 31, 2005	—	131,917	$8.30
Options canceled	—	(88,421)	$7.76
Options exercised	—	(2,000)	$9.41

Balance at December 31, 2006	—	41,496	$9.41

Employment Commencement Incentive Plan

The Board of Directors approved the Renovis, Inc. 2006 Employment Commencement Incentive Plan (the 2006 Plan), effective February 7, 2006. The number of shares of common stock reserved for issuance under the 2006 Plan was 424,392.

The 2006 Plan provided the Company with the ability to grant specified types of equity awards including non-qualified stock options, restricted stock, stock appreciation rights, performance shares, dividend equivalents, deferred stock and stock payment awards to newly hired employees. New employees that are otherwise eligible to receive grants under the 2006 Plan may receive all types of awards approved under these plans. A majority of the independent members of the Company’s Board of Directors or the compensation committee of the Board of Directors determine which new employees receive awards under the 2006 Plan and the terms and conditions of such awards, within certain limitations set forth in the 2006 Plan. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan was not subject to the approval of the Company’s stockholders.

Options granted under the 2006 Plan have a 10-year term, and are granted at exercise prices equal to the fair market value on the date of grant. These options generally become exercisable at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48th of the original number of shares per month such that the options will be fully vested after four years. Only an employee who has not previously been an employee or director of the Company or a subsidiary, or following a bona fide period of non-employment by the Company or a subsidiary, is eligible to participate in the 2006 Plan and only if he or she is granted an award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or a subsidiary. Shares available for grant under the 2006 Plan expired upon expiration of the 2006 Plan at December 31, 2006.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In January 2005, the Board of Directors approved a similar plan, the Renovis, Inc. 2005 Employment Commencement Incentive Plan (the 2005 Plan). The number of shares of common stock reserved for issuance under the 2005 Plan was 250,000. The 2005 Plan has similar terms as the 2006 Plan as described above. Shares available for grant under the 2005 Plan expired upon expiration of the 2005 Plan at December 31, 2005.

The following table summarizes the 2006 Plan activity as of December 31, 2006:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Shares authorized	424,392	—	—
Shares issued	(50,000)	—	$15.62
Options granted	(211,292)	211,292	$15.07
Options canceled	300	(300)	$15.62
Plan shares expired	(163,400)	—	—

Balance at December 31, 2006	—	210,992	$15.07

The following table summarizes the 2005 Plan activity as of December 31, 2006:

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price
Shares authorized	250,000	—	—
Options granted	(38,300)	38,300	$14.18
Options canceled	1,200	(1,200)	$12.48
Plan shares expired	(212,900)	—	—

Balance at December 31, 2005	—	37,100	$14.23
Options canceled	—	(600)	$16.42

Balance at December 31, 2006	—	36,500	$14.20

The following tables summarize information about stock options outstanding as of December 31, 2006 for all stock plans (including the Inducement Stock Options, the 2005 Plan and the 2006 Plan):

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.81-$4.50	990,674	6.59	$2.99	967,849	6.60	$3.02
$5.40-$11.70	952,989	7.91	$10.53	596,554	7.87	$10.30
$11.81-$16.42	490,023	9.12	$14.15	89,419	8.09	$13.44
$18.19	1,220,880	9.04	$18.19	350,793	9.05	$18.19
$20.37-$21.66	3,300	9.16	$21.54	—	—	$—

$0.81-$21.66	3,657,866	8.09	$11.54	2,004,615	7.47	$8.30

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of outstanding options is $876,000 and is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for 465,738 shares of outstanding options that were in-the-money at December 31, 2006. The aggregate intrinsic value of exercisable options is $838,000 for 445,851 shares of exercisable options that were in-the-money at December 31, 2006. As of December 31, 2006, there were 1,877,751 shares of vested and outstanding options with a weighted-average exercise price of $8.31 per share and weighted-average remaining contractual life of 7.47 years. The aggregate intrinsic value of outstanding vested options is $788,000 for 418,522 shares of outstanding and vested options that were in-the-money at December 31, 2006.

As of December 31, 2006, there was approximately $14.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our equity incentive plans. That cost was expected to be recognized over a weighted-average period of 2.99 years. In January 2007, the Company repurchased certain outstanding under-water options from the officers of the Company at $0.001 per share, which resulted in an immediate recognition of unrecognized stock-based compensation of approximately $7.3 million related to the outstanding unvested options. Also in January 2007, the Company committed to a restructuring plan in which the Company reduced its workforce by 40%. After the repurchase of outstanding unvested options from officers of the Company and reduction in workforce, there was approximately $6.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of approximately 3.03 years.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.8 million, $2.6 million and $423,000, respectively, determined as of the date of exercise. The estimated fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $8.8 million, $7.8 million and $5.8 million, respectively. The weighted average fair value of options granted during the years ended December 31, 2006 and 2005 was $9.72 and $7.87 per share, respectively. All options granted in 2006 and 2005 had exercise prices equal to the fair market value of the stock on the grant dates.

The following table summarizes information about stock options granted to employees during the year ended December 31, 2004 (including inducement stock options):

Exercise Price:	Weighted Average Fair Value	Weighted Average Exercise Price
Equal to market price on grant date	$5.79	$8.73
Exceeded market price on grant date	7.85	12.60
Was less than market price on grant date	9.47	5.40

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a purchase price not exceeding 20% of their gross compensation during an offering period. To be eligible to participate in the Purchase Plan an employee must be scheduled to work more than 20 hours per week for at least five calendar months per year. During the years ended December 31, 2006 and 2005, the Company issued 106,139 and 109,214 shares of common stock, respectively, under the Purchase Plan.

At December 31, 2006, 714,064 shares of common stock were available for future issuance under the plan. The employee stock purchase plan contains an “evergreen” provision that automatically increases, on each

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

January 1, the number of shares reserved for issuance under the Purchase Plan by the lesser of 194,444 or 0.75% of the Company’s outstanding shares on such date, or a lesser amount as determined by our Board of Directors. On January 16, 2007, the Board authorized and reserved an additional 194,444 shares of the Company’s common stock for issuance under the Purchase Plan.

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

The rights under the Rights Plan were not distributed in response to any specific effort to acquire control of the Company. The rights under the Rights Plan are designed to assure that all our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other potentially abusive tactics to gain control of the Company, while not foreclosing a fair acquisition bid for the Company.

Stock Options Granted to Nonemployees

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. During the years ended December 31, 2006, 2005 and 2004, the Company granted options to purchase 48,111, 30,611 and 42,787 shares of common stock to consultants at a weighted-average exercise price of $17.43, $11.70 and $8.31 per share, respectively. The related compensation expense, calculated in accordance with EITF Issue No. 96-18 and recorded by the Company, was $863,000, $1.1 million and $775,000 in 2006, 2005 and 2004, respectively.

The weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees are as follows:

	Year ended December 31,
	2006	2005	2004
Dividend yield:	0	0	0
Risk-free interest rate:	4.5%	4.3%	4.4%
Volatility:	65%	80%	80%
Maximum contractual life (from grant date)	10	10	10

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

During the year ended December 31, 2005, the Company issued 20,000 shares of common stock with a weighted average price of $12.70 per share to three consultants in exchange for services. Of the 20,000 shares of common stock, 10,000 shares are restricted and subject to repurchase by the Company at the original issuance. The repurchase right lapses ratably each quarter over a period of two years from the date of issuance. As of December 31, 2006 and 2005, 2,500 and 7,500 of these shares were subject to repurchase by the Company, respectively. The weighted average grant-date value of the unvested stock was $16.57 per share.

In May 2006, the Company granted 50,000 shares of restricted stock at $15.62 per share to an employee. The restricted shares vest at 25% on each anniversary date from the vesting commencement date such that the award is fully vested on the 4th anniversary. The individual’s employment was terminated on January 3, 2007 and the unvested 50,000 shares were cancelled and returned to the shares reserved for issuance under the 2003 Stock Plan upon termination.

Warrants

In connection with our equipment loan agreements, we issued warrants to the lenders to purchase an aggregate of 51,210 shares of preferred stock in 2001 and 2002. These warrants were converted into warrants for 57,222 shares of common stock upon conversion of the preferred stock to common stock following the closing of the Company’s initial public offering in February 2004. The warrants are exercisable for the longer of 10 years from the issuance date or the seventh anniversary of the Company’s initial public offering. In July 2005, warrants for 23,864 shares of common stock were exercised. As of December 31, 2006, warrants for 29,290 and 4,068 shares of common stock with exercise prices of $7.37 and $9.24, respectively, remained outstanding.

Shares Reserved for Future Issuance

At December 31, 2006, the Company had reserved shares of common stock for future issuances as follows:

Outstanding options	3,657,866
2003 Employee Stock Purchase Plan	714,064
Options available for grant	143,185
Warrants	33,358

4,548,473

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148. The pro-forma information for years ended December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(31,980)	$(39,941)
Plus: Employee stock compensation expense based on the intrinsic value method	3,822	4,646
Less: Employee stock compensation expense determined under the fair value method for all awards	(7,818)	(5,937)

Pro forma net loss	$(35,976)	$(41,232)

Net loss per share:
Basic and diluted, as reported	$(1.24)	$(1.84)

Basic and diluted, pro forma	$(1.40)	$(1.90)

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. During periods following adoption of SFAS 123(R), the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company recognizes compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for the year ended December 31, 2006 was as follows (in thousands, except per share amounts):

Research and development	$4,830
General and administrative	5,206

Total stock-based compensation	$10,036

Effect on loss per share, basic and diluted	$(0.34)

Due to our net loss position, a tax benefit was not realized during the year ended December 31, 2006.

In November 2005, the FASB issued Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS 123(R), the intrinsic value of the Company’s unvested stock options was recorded as deferred stock compensation as of December 31, 2005. Upon the adoption of SFAS 123(R) in January 2006, the deferred stock compensation balance of $4.9 million was reclassified to additional paid-in-capital.

Valuation Assumptions

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Year ended December 31,
	2006	2005	2004
Equity incentive plans:
Expected volatility	66%	80%	80%
Risk-free interest rate	4.5%	3.8%	3.3%
Dividend yield	0	0	0
Expected life of options (in years)	4.23	5	5
Employee stock purchase plan:
Expected volatility	110%	80%	80%
Risk-free interest rate	4.9%	3.5%	2.5%
Dividend yield	0	0	0
Expected life of options (in years)	0.5-2	0.5	0.5

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

The weighted average fair value of purchase rights granted under the employee stock purchase plan was $3.77, $4.38 and $3.14 per share in 2006, 2005 and 2004, respectively.

11. Income Taxes

There is no provision for income taxes because we have incurred losses. Deferred income taxes reflect the tax effect of net operating loss, capitalized research and development costs and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Federal and state net operating loss carryforwards	$37,436	$26,141
Federal and state research credits	5,059	3,620
Capitalized research and development	13,668	15,821
Capitalized start-up costs	849	1,698
Other	4,277	2,156

Total deferred tax assets	61,289	49,436
Valuation allowance	(61,289)	(49,436)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $11.9 million and $13.8 million for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $92.3 million which expire in the years 2020 to 2026 and federal research and development tax credits of approximately $3.0 million which expire in the years 2020 to 2026. The Company also has state net operating loss carryforwards of approximately $89.2 million which expire beginning in 2012 and state research and development tax credits of approximately $3.2 million which have no expiration date.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

12. Subsequent Event

On January 4, 2007, the Company entered into stock option cancellation agreements with the officers of the Company. Under the terms of these stock option cancellation agreements, the officers surrendered certain options to purchase shares of the Company’s common stock (“Options”) to the Company for cancellation in exchange for $0.001 per share, the par value of the Company’s common stock. The officers relinquished all right, title or interest in those Options. In aggregate, Options to purchase 1,005,000 shares were cancelled. The shares reserved for issuance under the cancelled Options were immediately available for future grants to non-executive employees under the Company’s Amended and Restated 2003 Stock Plan. The Company will incur a non-cash share-based payment charge of approximately $7.3 million related to the cancellation and repurchase of unvested stock options from the officers in the quarter ended March 31, 2007.

On January 22, 2007, the Company committed to a restructuring plan in which the Company reduced its workforce by approximately 40% of its positions with the intention of reducing spending while maintaining the research and development capabilities needed to advance the Company’s later-stage preclinical drug discovery programs. The Company expects this restructuring to be substantially completed by the end of the first quarter of 2007 and currently expects to incur a restructuring charge of approximately $1.1 million in the first quarter of 2007, primarily associated with termination benefits.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands except share and per share data):

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,478	$3,650	$2,150	$2,150
Net loss	(7,135)	(5,831)	(7,434)	(7,976)
Net loss per share—basic and diluted	(0.25)	(0.20)	(0.25)	(0.27)
Weighted average shares used in computing basic and diluted loss per share	28,976,250	29,178,167	29,303,319	29,389,130

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$656	$656	$2,691	$2,644
Net loss	(9,990)	(9,980)	(6,300)	(5,710)
Net loss per share—basic and diluted	(0.41)	(0.41)	(0.25)	(0.20)
Weighted average shares used in computing basic and diluted loss per share	24,527,116	24,625,270	24,850,866	28,848,414

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

(b) Management’s Report on Internal Control Over Financials Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment using those criteria, management concluded that as of December 31, 2006, our internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited our financials statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of the Company’s internal control over financials reporting as well as the effectiveness of the Company’s internal control over financial report. The report on the audit of internal control over financial reporting appears below.

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

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Renovis, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Renovis, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Renovis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Renovis, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Renovis, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Renovis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Renovis, Inc as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 2, 2007

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated in this report by reference.

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

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(6)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(10)	Certificate of Designations of the Series A Junior Participating Preferred Stock.

4.1(10)	Specimen Common Stock Certificate.

4.2(11)	Specimen Preferred Stock Certificate.

4.3(11)	Form of Debt Security.

4.4(12)	Form of Senior Indenture, between the Registrant and one or more trustees to be named.

4.5(12)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named.

4.6(11)	Form of Warrant.

4.7(1)	Amended and Restated Investor Rights Agreement, dated as of August 7, 2003, by and among the Registrant and holders of the Registrant’s preferred stock.

4.8(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to GATX Ventures, Inc.

4.9(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to TBCC Funding Trust II.

4.10(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated October 10, 2001, issued by the Registrant to GATX Ventures, Inc.

4.11(1)	Equipment Loan and Security Agreement, dated July 24, 2002, with GATX Ventures, Inc. and Transamerica Commercial Finance Corporation.

4.12(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to GATX Ventures, Inc.

4.13(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to TBCC Funding Trust II.

4.14(8)	Equipment Loan and Master Security Agreement, dated February 26, 2004, with Oxford Finance Corporation.

4.15(9)	Equipment Loan Promissory Note to Master Security Agreement dated March 25, 2005, with Oxford Finance Corporation.

4.16(9)	Rights Agreement, dated as of March 24, 2005, between the Registrant and Wells Fargo Shareowner Services.

10.1(3)	Form of Indemnity Agreement between the Registrant and each officer and director.

10.3(1)*	Amended and Restated 2003 Equity Incentive Plan.

10.4(1)*	2000 Equity Incentive Plan.

10.5(5)*	Employee Stock Purchase Plan.

Exhibit Number	Description of Document

10.6(19)*	Amended and Restated Employment Agreement dated January 30, 2007, by and between the Registrant and Corey S. Goodman. Ph.D.

10.7(19)*	Form of Amended and Restated Employment Agreement by and between the Registrant and Executive Officers

10.9(2)(7)	License Agreement, dated as of July 15, 1992, by and among Centaur Pharmaceuticals, Inc., the Oklahoma Medical Research Foundation and the University of Kentucky Research Foundation.

10.10(2)(7)

First Amendment to License Agreement, dated as of June 29, 1995, by and among Centaur Pharmaceuticals, Inc., the Oklahoma Medical Research Foundation and the University of Kentucky Research Foundation.

10.11(2)(7)	Development, License and Marketing Agreement, dated as of June 26, 1995, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.12(2)	Amendment to Development, License and Marketing Agreement, dated as of July 8, 1997, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.13(2)	Amendment to Development, License and Marketing Agreement, dated as of October 7, 1997, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.14(2)(7)	Third Amendment to Development, License and Marketing Agreement, dated as of June 18, 2002, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.15(2)(7)	Supply Agreement, dated as of June 26, 1995, by and between Centaur Pharmaceuticals, Inc. and Astra AB.

10.16(2)(7)	Amendment to Supply Agreement, dated June 18, 2002, by and between Centaur Pharmaceuticals, Inc. and AstraZeneca AB.

10.17(2)(7)	License Agreement, dated as of January 15, 1998, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.18(2)	Amendment No. 1 to License Agreement, dated as of June 18, 1998, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.19(2)(7)	Second Amendment to License Agreement and Termination of Services and Supply Agreement, dated as of September 13, 2002, by and between Centaur Pharmaceuticals, Inc. and Cutanix Corporation.

10.20(4)(7)	Patent License and Research Collaboration Agreement, dated July 15, 2003, by and between the Company and Merck & Co., Inc.

10.21(4)(7)	License Agreement, dated December 27, 2002, by and between the Company and The Regents of the University of California.

10.22(2)(7)	Sublease, dated August 5, 2003, by and between the Company and Tularik Inc.

10.23(3)	Asset Purchase Agreement, dated as of July 26, 2003, by and between the Registrant and Centaur Pharmaceuticals, Inc.

10.24(3)	Amendment to Asset Purchase Agreement, dated as of October 23, 2002, by and between the Registrant and Centaur Pharmaceuticals, Inc.

10.25(4)(7)	Collaborative Research, Development and License Agreement, dated as of December 31, 2003, by and between the Registrant and Genentech, Inc.

Exhibit Number	Description of Document

10.26(4)(7)	License Agreement, dated as of June 1, 2001, by and between the Registrant and The Regents of the University of California.

10.27(4)(7)	First Amendment to License Agreement, dated as of December 15, 2002, by and between the Registrant and The Regents of the University of California.

10.28(4)	Second Amendment to License Agreement, dated as of December 23, 2003, by and between the Registrant and The Regents of the University of California.

10.29(4)(7)	License Agreement, dated as of November 25, 2002, by and between the Registrant and The Regents of the University of California.

10.30(18)*	Amended and Restated 2003 Stock Plan.

10.31*	Amended and Restated 2005 Employment Commencement Incentive Plan and form of stock option agreement.

10.32*	Amended and Restated 2006 Employment Commencement Incentive Plan and form of stock option agreement.

10.33(13)(7)	Collaborative Research Agreement, dated May 26, 2005 by and between the Registrant and Pfizer, Inc.

10.34(13)(7)	License and Royalty Agreement, dated May 26, 2005 by and between Registrant and Pfizer, Inc.

10.35(14)*	Marlene F. Perry Employment Commencement Nonstatutory Stock Option.

10.36*	Amendment of Marlene F. Perry Employment Commencement Nonstatutory Stock Option

10.37(15)*	Transition and Separation Agreement., effective as of May 31, 2006, by and between the Company and Dushyant Pathak, Ph.D.

10.38(16)*	2007 Employment Commencement Incentive Plan and form of stock option agreement.

10.39(16)*	Confidential Separation Agreement, effective January 3, 2007, by and between the Registrant and Tito A. Serafini.

10.40(17)*	Form of Stock Option Cancellation Agreement by and between the Registrant and Executive Officers.

10.41(19)*	Form of Deferred Stock Unit Award Grant Notice and Agreement by and between the Company and officers.

10.42(19)*	Form of Deferred Stock Unit Award Grant Notice and Agreement by and between the Company and employees.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 17, 2003.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 23, 2003.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on November 21, 2003.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 16, 2004.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 29, 2004.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on February 3, 2004.
(7)	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 28, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on April 11, 2005.
(11)	To be filed by amendment to the Company’s Registration Statement on Form S-3 (SEC file No. 333-122762) filed on February 11, 2005 or by a report filed under the Exchange Act and incorporated therein by reference.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC file No. 333-122762) filed on February 11, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-50564) filed on August 12, 2005.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC File No. 333-123638) filed on March 29, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed June 2, 2006.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on January 4, 2007.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on January 8, 2007.
(18)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC File No. 333-140136) filed on January 22, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on February 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVIS, INC.

Dated: March 14, 2007	By:	/S/ COREY S. GOODMAN
Corey S. Goodman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ COREY S. GOODMAN, PH.D. Corey S. Goodman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/S/ JOHN C. DOYLE John C. Doyle	Senior Vice President, Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/S/ BRUCE L. A. CARTER, PH. D. Bruce L. A. Carter	Director	March 14, 2007

/S/ NANCY M. CROWELL Nancy M. Crowell	Director	March 14, 2007

/S/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin	Director	March 14, 2007

/S/ JOHN H. FRIEDMAN John H. Friedman	Director	March 14, 2007

/S/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet	Director	March 14, 2007

/S/ JUDITH A. HEMBERGER, PH.D. Judith A. Hemberger	Director	March 14, 2007

/S/ JOHN P. WALKER John P. Walker	Director	March 14, 2007