Form 10-Q
period 2007-03-31
RENOVIS INC
filed 2007-05-09
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 2, 2007, there were 29,577,634 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$45,416	$41,958
Short-term investments	44,683	57,149
Prepaids and other current assets	1,513	928

Total current assets	91,612	100,035
Property and equipment, net	6,581	7,052
Other assets	234	214

	$98,427	$107,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$546	$517
Accrued compensation	1,151	2,503
Loan payable, current portion	2,080	2,147
Deferred revenue	1,667	3,400
Other accrued liabilities	1,820	1,964

Total current liabilities	7,264	10,531
Loan payable, noncurrent portion	2,537	3,011
Deferred revenue, noncurrent portion	417	—
Other long-term liabilities	582	673
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2007 and December 31, 2006; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2007 and December 2006; 29,565,194 and 29,455,058 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	30	29
Additional paid-in capital	285,061	275,439
Accumulated other comprehensive loss	(20)	(44)
Accumulated deficit	(197,444)	(182,338)

Total stockholders’ equity	87,627	93,086

	$98,427	$107,301

The accompanying notes are an integral part of these condensed financial statements.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Contract revenue	$1,317	$2,478
Operating expenses:
Research and development	8,428	6,872
General and administrative	9,091	3,903

Total operating expenses	17,519	10,775
Loss from operations	(16,202)	(8,297)
Interest income	1,215	1,262
Interest expense	(119)	(100)

Net loss	$(15,106)	$(7,135)

Basic and diluted net loss per share	$(0.51)	$(0.25)

Shares used to compute basic and diluted net loss per share	29,538,146	28,976,250

The accompanying notes are an integral part of these condensed financial statements.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(15,106)	$(7,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	436
Share-based compensation to employees	9,211	2,296
Share-based compensation to non-employees	376	964
Changes in assets and liabilities:
Prepaids and other current assets	(605)	(223)
Accounts payable	29	239
Accrued compensation	(1,352)	(656)
Deferred revenue	(1,316)	(678)
Other accrued liabilities	(215)	(235)

Net cash used in operating activities	(8,454)	(4,992)
Cash flows from investing activities
Capital expenditures	(59)	(1,312)
Proceeds from disposal of property	6	—
Purchases of short-term investments	(23,502)	(23,963)
Sales of short-term investments	3,561	87,625
Maturities of short-term investments	32,431	7,400

Net cash provided by investing activities	12,437	69,750
Cash flows from financing activities
Principal payments on loan payable	(541)	(403)
Proceeds from loan payable	—	293
Proceeds from issuance of common stock, net of repurchases	16	476

Net cash (used in) provided by financing activities	(525)	366

Net increase in cash and cash equivalents	3,458	65,124
Cash and cash equivalents at beginning of period	41,958	8,149

Cash and cash equivalents at end of period	$45,416	$73,273

The accompanying notes are an integral part of these condensed financial statements.

RENOVIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

The Company and Nature of Operations

Renovis, Inc. (the Company or Renovis) is a biopharmaceutical company focused on the discovery and development of drugs to treat major medical needs in the areas of neurological and inflammatory diseases. We are located in South San Francisco, California.

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

Basis of Preparation

The Company has prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The condensed balance sheet amounts at December 31, 2006, have been derived from audited financial statements.

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

Research and Development

Research and development costs, which include related employee compensation, contractor fees, administrative expenses, and allocations of overhead costs, are charged to expense as incurred. License and milestone obligations that we must pay prior to regulatory approval to market a product related to the licensed technology are also charged to research and development expense.

Cash, Cash Equivalents and Short-Term Investments

The Company invests its excess cash in bank deposits, money market accounts and other marketable securities. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

The Company has designated its investment securities as available-for-sale. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, all investments have been classified as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value and unrealized gains and losses are included in other comprehensive income (loss) and reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in the statement of operations. The cost of securities sold is based on the specific identification method. Interest on marketable securities is included in interest income.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation utilizing the fair value recognition provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the recognition using fair value. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of peer companies’ historical volatilities and our market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

2. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. Comprehensive loss for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(15,106)	$(7,135)
Unrealized gain (loss) on available-for-sale securities	24	(8)

Comprehensive loss	$(15,082)	$(7,143)

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

	Three Months Ended March 31,
	2007	2006
	(in thousands, except share and per share data)
Historical:
Numerator:
Net loss(1)	$(15,106)	$(7,135)

Denominator:
Weighted average common shares outstanding	29,547,198	29,052,204
Less: Weighted average unvested common shares subject to repurchase	(9,052)	(75,954)

Denominator for basic and diluted net loss per share	29,538,146	28,976,250

Basic and diluted net loss per share(1)	$(0.51)	$(0.25)

Historical outstanding dilutive securities not included in net loss per share calculation
Options and restricted stock units	4,020,243	3,767,002
Warrants	33,358	33,358

	4,053,601	3,800,360

(1)

Net losses for the three months ended March 31, 2007 and 2006 include $9.2 million and $2.3 million of stock-based compensation expense, respectively. The effect of recording stock-based compensation expense on basic and diluted loss per share was $(0.31) and $(0.08) per share for the three months ended March 31, 2007 and 2006, respectively.

4. Collaboration and License Agreements

Pfizer

On May 26, 2005, the Company entered into a collaborative research agreement and a license and royalty agreement with Pfizer Inc. to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor (VR1). The collaboration focuses on treatments for pain and other diseases and disorders.

Under the agreements, the Company received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provide the Company with research funding in excess of $7.0 million over a two-year research period. Under these agreements, the funded research period ends in June 2007 subject to Pfizer’s options to extend the research period for up to two additional years subject to additional funding requirements. Under the licensing and royalty agreement with Pfizer, the Company will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to the Company of greater than $170.0 million through successful achievement of research development and commercialization milestones for product candidates resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, the Company would be entitled to receive royalties on net sales by Pfizer.

On April 9, 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the agreement by an additional twelve months. Under the terms of the extension, Pfizer will continue to fund all aspects of the collaboration including the research and preclinical development efforts at Renovis through June 30, 2008. Other terms of the collaboration and licensing agreements between Pfizer and Renovis were not changed.

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

In accordance with the initial evaluation discussed above, the Company began amortizing the upfront payment from Pfizer ratably in the third quarter of 2005 over the estimated research term of two years. As a result of the amended agreement, the Company revised the estimated completion date of the research term from June 30, 2007 to June 30, 2008. Accordingly, the Company began recognizing the remaining deferred revenue as of December 31, 2006, $2.5 million, on a straight-line basis through the new estimated completion date of the research period, June 30, 2008. During the three months ended March 31, 2007 and 2006, the Company recognized $1.3 million and $2.2 million, respectively, in revenue related to the research funding and the amortization of the upfront license fee under these agreements. As of March 31, 2007, deferred revenue under the agreements was $2.1 million.

5. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Facilities-related	$568	$408
Professional fees	335	400
Outside services	328	437
Deferred rent	312	291
Accrued other	277	428

Other accrued liabilities	$1,820	$1,964

6. Loan Payable

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5 million to finance the purchase of laboratory and computer equipment and certain leasehold improvements. In March 2005, the lender provided for a new credit facility of $3.5 million which was available for the Company to draw down through December 31, 2005. The draw down period was extended through December 31, 2006 by the lender. As of March 31, 2007, the Company had borrowed an aggregate of approximately $8.5 million under these facilities, of which $4.6 million was outstanding at that date. Payments are due in monthly installments over a period ranging from 36 to 48 months at interest rates ranging from 8.80% to 10.67% and are secured by the assets financed.

7. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a purchase price not exceeding 20% of their gross compensation during an offering period. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 194,444 or 0.75% of our outstanding shares on such date, or a lesser amount as determined by our Board of Directors. At March 31, 2007, 908,508 shares of common stock were available for future issuance under the plan.

Other Equity Incentive Plans

The Company has equity incentive plans for directors, officers, employees and non-employees. Under the Company’s Amended and Restated Renovis, Inc. 2003 Stock Plan (Amended 2003 Plan) the Company is permitted to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, deferred stock units, dividend equivalents, performance share awards, stock payments and other stock benefits, or any combination thereof to employees or consultants of the Company. Stock options granted to existing employees under these plans generally vest at the rate of 1/48 th per month such that the options will be fully vested after four years. Stock options granted to new employees generally vest 25% one year after the vesting commencement date and then at a rate of 1/48th per month. Stock options granted to directors generally vest quarterly over one year. All stock options expire ten years from the date of grant. Stock options issued prior to 2004 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. Our Amended and Restated 2003 Stock Plan contains an “evergreen” provision that automatically increases, on each January 15, the number of shares reserved for issuance under such plan, by the lesser of 3.5% of the Company’s outstanding shares of common stock on that date, or 1,055,555 shares, or such lesser amount as determined by our Board of Directors. At March 31, 2007, 851,890 shares were available for future grant under our equity incentive plans.

Issuance of Deferred Stock Units

During the quarter ended March 31, 2007, the Company issued approximately 1,785,000 deferred stock units, also known as restricted stock units, under the Amended 2003 Plan at a weighted average grant date fair value of $3.42 to existing employees. These restricted stock units vest at the rate of 1/36th per month such the restricted stock units will be fully vested after three years. In accordance with SFAS 123(R), the fair value of the restricted stock units were estimated based upon the closing sales price of the Company’s common stock on the date of grant.

Repurchase of Outstanding Stock Options

On January 4, 2007, in order to replenish the number of shares available for grant to existing non-executive employees, the Company entered into stock option cancellation agreements with the officers of the Company. Under the terms of these stock option cancellation agreements, the officers surrendered certain options to purchase shares of the Company’s common stock (the Options) to the Company for cancellation in exchange for $0.001 per share, the par value of the Company’s common stock. The officers relinquished all right, title or interest in those Options. In aggregate, Options to purchase 1,005,000 shares were cancelled. The shares reserved for issuance under the cancelled Options were immediately available for future grants to non-executive employees under the Company’s Amended 2003 Plan. As a result of the repurchase of the Options, the Company incurred a one-time noncash share-based payment charge of $7.3 million in the three months ended March 31 2007, which represented the amount of the unrecognized compensation cost for the Options repurchased as of the repurchase date. Of the $7.3 million recognized in the quarter ended March 31, 2007, $1.4 million was recorded as research and development expense and $5.9 million was recorded as general and administrative expense in the accompanying condensed statement of operations.

Stock-Based Compensation

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. During periods following adoption of SFAS 123(R), the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method using the

Black-Scholes valuation model. The Company recognizes compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation, including the stock-based compensation expense related to the repurchase of outstanding stock options noted above, for the three month period ended March 31, 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007	March 31, 2006
Research and development	$2,407	$1,050
General and administrative	6,804	1,246

Total stock-based compensation	$9,211	$2,296

Effect on loss per share, basic and diluted	$(0.31)	$(0.08)

Due to our net loss position, a tax benefit was not realized for the three month period ended March 31, 2007 and 2006.

Valuation Assumptions

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three months Ended March 31
	2007	2006
Stock option plan:
Expected stock price volatility	80 .0%	63.0%
Risk-free interest rate	4.7%	4.4%
Dividend yield	0	0
Expected life of options (in years)	4.23	4.23
Employee stock purchase plan:
Expected stock price volatility	114%	75%
Risk-free interest rate	4.9%	3.6%
Dividend yield	0	0
Expected life of options (in years)	0.5-2.0	0.5-2.0

The Company’s computation of estimated volatility is based on a combination of historical volatilities of peer companies and market-based implied volatility from traded options on the Company’s common stock. Peer companies’ historical volatilities are used in the determination of expected volatility due to the short trading history of the Company’s common stock, which began trading on February 5, 2004. In selecting the peer companies, the Company considered the following factors: industry, stage of life cycle, size and financial leverage. The computation of the expected volatility for our employee stock purchase plan is based upon a combination of our historical volatility and our market-based implied volatility. Our computation of expected life of the options is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

During the quarter ended March 31, 2007, the Company granted 104,388 options to employees and members of the Company’s Board of Directors. The weighted average grant date fair value of options granted during the three month periods ended March 31, 2007 and 2006 was $2.13 and $10.07 per share, respectively, based on the assumptions in the Black-Scholes option valuation model discussed above.

Non-Employee Stock Compensation

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. During the three months ended March 31, 2007 and 2006, the Company granted stock options to purchase 36,111 and 42,111 shares of common stock, respectively, to consultants. Compensation expense related to non-employee stock option grants was $119,000 and $740,000 for the three months ended March 31, 2007 and 2006, respectively.

The weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees are as follows:

	Three Months Ended March 31,
	2007	2006
Dividend yield:	0	0
Risk-free interest rate	4.7%	4.43%
Volatility:	80%	64%
Maximum contractual life of options (from grant date)	10	10

8. Restructuring

On January 22, 2007, the Company committed to a restructuring plan with the intention of reducing spending while maintaining the research and development capabilities needed to advance the Company’s late-stage preclinical drug discovery programs. The plan was designed to reduce the Company’s workforce by approximately 40% and was completed by the end of the first quarter of 2007. For the three months ended March 31, 2007, the Company incurred and paid restructuring costs of approximately $1.0 million, primarily associated with one-time termination benefits of which $0.8 was recorded as R&D expense and $0.2 was recorded as G&A expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

Overview

We are a biopharmaceutical company focused on the discovery and development of drugs to treat major medical needs in the areas of neurological and inflammatory diseases. Our integrated capabilities in preclinical research and development, including medicinal chemistry, bioinformatics, molecular biology and pharmacology, enable us to identify and select drug candidates that meet stringent standards for development. This approach has yielded multiple lead candidates in our preclinical programs for pain and inflammation. Our proprietary preclinical programs are focused on identifying antagonists of selected purinergic receptors as novel potential treatments for a broad spectrum of pain and inflammatory conditions. In addition, we have entered into a collaboration with Pfizer to discover and develop product candidates targeting the vanilloid receptor, VR1, for the potential treatment of pain and other diseases and disorders.

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

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target the vanilloid receptor, VR1. The collaboration focuses on treatments for pain and other diseases and disorders. Under the agreements, we received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provide us with research funding in excess of $7.0 million over a two-year research period. Under these agreements, the initial funded research period ends in June 2007 subject to Pfizer’s options to extend the research period for up to two additional years with additional funding requirements. Under the licensing and royalty agreement with Pfizer, we will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to us of greater than $170.0 million through successful achievement of research development and commercialization milestones for product candidates resulting from the collaboration. In addition to milestone payments, we will be entitled to receive double-digit royalties on net sales by Pfizer upon commercialization of a product generated by the collaboration. We began recognizing revenue under these agreements in the third quarter of 2005. On April 9, 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the agreement by an additional twelve months. Under the terms of the extension, Pfizer will provide additional research funding to Renovis through June 30, 2008. Other terms of the collaboration and licensing agreements between Pfizer and Renovis were not changed. During the three months ended March 31, 2007, and 2006 the Company recognized $1.3 and $2.2 million, respectively, in revenue related to these our agreements with Pfizer.

As of March 31, 2007, we had an accumulated deficit of $197.4 million and approximately $90.1 million in cash, cash equivalents and short-term investments. Based on current projections, the Company expects current cash, cash equivalents, and marketable securities to be sufficient to fund projected activities at least through the end of 2009. However, changes to our current operating plan may require us to consume our capital resources sooner than we expect.

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

During the three month period ended March 31, 2007 R&D expense increased by $1.5 million to $8.4 million from the $6.9 million for the comparable period in 2006. The increase in R&D expense was primarily related to an increase in stock-based compensation expense of $1.4 million and an increase in employee compensation expense of $0.5 million, primarily related to our restructuring expenses, partially offset by a reduction in non-employee stock-based compensation expense of $0.4 million. All of the research and development expense incurred in the three month periods ended March 31, 2007 and 2006 related to our preclinical R&D programs.

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

Stock Compensation

The Company accounts for its stock-based compensation utilizing the fair value recognition provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123 (R)), which requires the recognition using fair value. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of peer companies’ historical volatilities and our market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenue

Total revenue and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2007	2006
Pfizer collaboration	$1,317	$2,150
Genentech collaboration	—	328

Total revenue	$1,317	$2,478
Dollar decrease	$(1,161)
Percentage decrease	(47)%

All of the revenue earned in the quarter ended March 31, 2007 was related to our agreements with Pfizer. Under the agreements with Pfizer we received an upfront license fee of $10.0 million in July 2005 and receive research funding for the collaborative research term. We recorded the upfront license fee as deferred revenue and were recognizing it as contract revenue on a straight-line basis over the initially estimated research period of two years. On April 9, 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the agreement by an additional twelve months. Under the terms of the extension, Pfizer will provide additional research funding to Renovis through June 30, 2008.

As a result of the amended agreement, the Company revised the estimated completion date of the research term from June 30, 2007 to June 30, 2008. Accordingly, the Company began recognizing the remaining deferred revenue as of December 31, 2006, $2.5 million, on a straight-line basis through the new estimated completion date of the research period, June 30, 2008. This change in the research term resulted in a less revenue being recognized in the current quarter as compared to the prior year quarter.

Additionally, revenue for the quarter ended March 31, 2007 decreased from the same period in 2006 because the Genentech collaborative agreement revenue was fully recognized in the first quarter of 2006.

We expect that any revenue we may earn will fluctuate from quarter to quarter as a result of the timing and amount of any milestone payments we earn or any new collaborations into which we may enter in the future. For the year ending December 31, 2007, we presently anticipate contract revenue from existing agreements of $5.3 million to $9.8 million.

Research and Development Expenses

Total research and development (R&D) expenses and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2007	2006
Total R&D expense	$8,428	$6,872
Dollar increase	$1,556
Percentage increase	23%

Specific changes in R&D expense between these periods include:

•

non-cash stock compensation related to options granted to employees increased by $1.4 million during the three months ended March 31, 2007 as compared to the corresponding period in 2006 primarily due to the repurchase and cancellation of outstanding stock options from certain officers of the Company in January 2007 which resulted in a one time non-cash charge of $1.4 million in R&D. The repurchase and cancellation of the outstanding options was undertaken to make additional shares available for the grant of new equity incentives to non-executive employees;

•

employee compensation increased by $0.5 million during the three months ended March 31, 2007 as compared to the corresponding period in 2006 primarily due to one-time employee termination benefits incurred during the current quarter as a result of our restructuring plan partially offset by a decrease in R&D headcount; and

•

non-employee stock compensation decreased by $0.4 million during the three months ended March 31, 2007 as compared to the prior period because fewer options were granted to non-employees and the estimated fair value of each option granted was lower than in the comparable period.

We expect R&D expenses, excluding non-cash stock compensation and approximately $0.9 million in restructuring related expense, to decrease as compared to 2006 as a result of voluntary attrition and the effect of our restructuring carried out during the quarter.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2007	2006
Total G&A expense	$9,091	$3,903
Dollar increase	$5,188
Percentage increase	133%

Specific changes in G&A expense between periods include:

•

non-cash stock compensation for options granted to employees and non-employee directors increased by $5.6 million during the three months ended March 31, 2007 as compared to the corresponding period in 2006 primarily due the repurchase and cancellation of outstanding stock options from certain officers of the Company in January 2007 which resulted in a one time non-cash charge of $5.9 million in G&A;

•

employee compensation increased by $0.3 million during the three months ended March 31, 2007 as compared to the corresponding period in 2006 primarily due to one-time employee termination benefits incurred during the current quarter as a result of our restructuring plan partially offset by a decrease in G&A headcount; and

•

non-employee stock compensation decreased by $0.3 million during the three months ended March 31, 2007 as compared to the prior period primarily due to a lower estimated fair value of the options granted in the current quarter.

We expect G&A expenses, excluding non-cash stock compensation and approximately $0.2 million in restructuring related expense to decrease as compared to 2006 following our restructuring.

Interest Income

Total interest income and dollar and percentage changes as compared to prior periods are as follows (dollar amounts are in thousands):

	Three Months Ended March 31,
	2007	2006
Total interest income	$1,215	$1,262
Dollar decrease	$(47)
Percentage decrease	(4)%

The decrease in interest income in the first quarter of 2007 as compared to the corresponding quarter in 2006 was primarily attributable to lower average investment balances in 2007.

Interest Expense

Interest expense was nominally higher during the three months ended March 31, 2007 as compared to the corresponding period in 2006. The increase was primarily due to the higher aggregate debt balances and slightly higher borrowing interest rates in 2007.

2007 Financial Guidance

For the year ending December 31, 2007, the Company continues to anticipate:

•	total contract revenue from existing agreements of $5.3 million to $9.8 million; and

•

total operating expenses of $28.0 million to $32.0 million, excluding non-cash, stock-based compensation to be recognized in accordance with SFAS No. 123R and $1.1 million in restructuring related expense.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of March 31, 2007, we had received approximately $222.6 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In September 2005, we completed a public offering of common stock under which we received net proceeds of approximately $50.4 million. In addition, since inception to March 31, 2007, we financed the purchase of equipment and leasehold improvements with debt totaling approximately $15.2 million, of which $4.6 million was outstanding at March 31, 2007. The remaining obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 10.67% and are due in monthly installments through September 2010.

As of March 31, 2007, we had $90.1 million in cash, cash equivalents and short-term investments as compared to $99.1 million as of December 31, 2006, a decrease of $9.0 million. The decrease resulted primarily from cash used in operating activities, capital purchases and principal payments on outstanding debt related to capital purchases as well as $1.0 million in non-recurring restructuring costs. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

In January 2007 we implemented a restructuring plan which resulted in the Company reducing its workforce by approximately 40% of its positions. The restructuring was designed to reduce spending while maintaining the research and development capabilities needed to advance the Company’s late-stage preclinical drug discovery programs. As a result of the restructuring and broader efforts to reduce spending on general and administrative activities, we expect to record total operating expenses of approximately $28.0 million to $32.0 million in 2007, excluding non-cash, stock-based compensation expense to be recognized in accordance with SFAS 123(R) and approximately $1.1 million in restructuring related expense.

Net cash used in operating activities was $8.5 million for the three months ended March 31, 2007 as compared to $5.0 million in the corresponding period in 2006. The $3.5 million increase in cash used in operations in the first quarter of 2007 as compared to the corresponding period in 2006 primarily reflected the impact of the restructuring as well as an increase in aggregate variable compensation paid to employees during the first quarter of 2007 for their efforts in 2006 and higher payments for insurance premiums. We expect cash used in operating activities during each of the remaining quarters in 2007 to be below the level reported for the first quarter of the year.

Net cash provided by investing activities was $12.4 million for the three months ended March 31, 2007 as compared to net cash provided by investing activities of $69.8 million for the corresponding period in 2006. The fluctuation resulted primarily from timing differences in the investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investments. We expect similar fluctuations to continue in the future. Capital equipment purchases of $0.1 million for the three months ended March 31, 2007 were significantly below the $1.3 million in capital purchases made during the corresponding period in 2006. We currently expect total capital equipment purchases for 2007 to be below $1.0 million.

Net cash used by financing activities was $0.5 million for the three month period ended March 31, 2007 compared to net cash of $0.4 million provided by financing activities during the corresponding period in 2006. Cash used by financing activities in the first quarter of 2007 is higher than the first quarter of 2006 as the Company did not receive proceeds from equipment financing in the first quarter of 2007.

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

Based on current projections, the Company expects current cash, cash equivalents, and marketable securities to be sufficient to fund projected activities at least through the end of 2009.

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

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC has not declared this registration statement effective and securities may not be sold, nor may offer to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54 million. As of March 31, 2007, $46.0 million remains available under this registration statement.

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

You must evaluate us in light of the uncertainties and complexities inherent in an early stage biopharmaceutical company. All of our product candidates are in early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. Our future success is dependent upon, among other factors, our ability to develop viable product candidates, successfully complete clinical trials and obtain regulatory approval for those product candidates. All of our early stage drug discovery programs are focused on unproven molecular disease targets and will require extensive additional research and development prior to the commercial introduction of any product candidates. There can be no assurance that any of our research and development and clinical trial efforts, or those of our strategic partners and licensees, will result in viable new products. For example, in October 2006, AstraZeneca, our exclusive licensee for NXY-059 indicated its intention to discontinue the development of that product candidate following the announcement that it did not meet the primary or secondary endpoints in a pivotal Phase III study. Also, in August 2005, based on results of our Phase II clinical trials with REN-1654 in patient volunteers with post-herpetic neuralgia and sciatica, we announced that we were discontinuing development of REN-1654 as an oral medication and, in June 2005, we announced our decision to discontinue efforts to develop REN-850 for the treatment of multiple sclerosis. Finally, in July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate we were developing for the treatment of acute post-operative pain.

We depend on the efforts of our strategic partners and licensees to develop and commercialize many of our product candidates.

We cannot control the time or resources that our strategic partners or licensees devote to our collaborations with those parties, nor can we control our strategic partners’ or licensees’ business decisions. In addition, our collaborators may not perform their obligations as expected. Changes in a collaborator’s business strategy or business combinations involving a collaborator may adversely affect that party’s willingness or ability to successfully meet its obligations. Disagreements between us and our collaborators may lead to delays in or termination of the research, development or commercialization of product candidates or result in time-consuming and expensive negotiations, litigation or arbitration. The failure of our strategic partners or licensees to successfully complete their obligations in a timely manner or the termination or breach of agreements by these parties, could materially harm our business, financial condition and results of operations.

The contract research organizations and independent clinical investigators that we and our strategic partners or licensees rely upon to conduct preclinical studies and clinical trials may not be diligent, careful or timely, and may make mistakes in the conduct of these studies.

We depend on contract research organizations, or CROs, and independent clinical investigators to conduct certain preclinical studies and clinical trials under agreements with us or our collaborators. In our preclinical research programs, we depend on CROs to conduct certain medicinal chemistry and in vivo testing activities that we are not staffed to perform ourselves. In addition, we and our collaborators may rely on independent clinical investigators to conduct future clinical trials of our product candidates. For example, before AstraZeneca decided to discontinue development of NXY-059, we depended on independent clinical investigators and CROs to conduct clinical trials of NXY-059 under their agreements with AstraZeneca. The personnel at these organizations are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Our contracts with these entities may involve fixed fees and if the costs of performing the research activities or clinical trials exceed estimates, they may fail to devote sufficient time and resources to our drug discovery and development programs, fail to enroll patients as rapidly as expected, or otherwise fail to perform in a satisfactory manner. Failure of the CROs and independent investigators to meet their obligations could adversely affect the development of our product candidates and delay the regulatory approval and commercial introduction of our product candidates. Moreover, these CROs and independent investigators may also have relationships with other commercial entities, some of which may compete with us. If CROs and independent investigators assist our competitors, it could harm our competitive position.

Failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays or rejections of our product candidates if we or our strategic partners or licensees are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and the number and size of ongoing clinical trials sponsored by others that seek to enroll similar patients. When one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. Any delays in planned patient enrollment may result in increased costs and delays, which could harm our ability to develop products.

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

Since our inception, we have incurred significant net losses, including net losses of $28.4 million, $32.0 million, $39.9 million, $41.9 million and $25.1 million, respectively, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. As of March 31, 2007, our accumulated deficit was $197.4 million. None of our product candidates has completed development or received required regulatory approvals and, consequently, we have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if one or more of our product candidates is commercialized, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating expenditures in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the three months ended March 31, 2007, our net cash used in operating activities was $8.5 million and we had capital expenditures of $0.1 million. Our future capital requirements depend on many factors, including:

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

The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In addition, in 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54.0 million. As of March 31, 2007, $46.0 million remains available under this registration statement.

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

None

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

Issuer Purchases of Equity Securities

For the three months ended March 31, 2007 we repurchased 3,907 shares during the month of January 2007 at an average price per share of $2.66.

None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not yet vested upon termination of the purchaser’s employment. The repurchase price paid was the exercise price paid by the option holder.

Item 3.	Defaults Upon Senior Securities

(a) None

(b) None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a) Effective January 30, 2007, the Company entered into amended and restated employment agreements with each of the Company’s executive officers, including Corey S. Goodman, Ph.D., President and Chief Executive Officer, which agreements the Company disclosed in a report on Form 8-K filed on February 1, 2007. Dr. Goodman’s amended and restated employment agreement was filed as an exhibit to that report. The agreements dated January 30, 2007, amended and restated prior employment agreements between the Company and its executive officers, which were entered into effective September 15, 2006, and disclosed in a report on Form 8-K filed on September 15, 2006.

Due to clerical error, the version of Dr. Goodman’s employment agreement that was filed as an exhibit to each of these reports did not completely reflect the arrangement that had been approved by the Compensation Committee of the Board of Directors of the Company with regard to the lump sum payable to Dr. Goodman if his employment is terminated without cause or by constructive termination following a change of control. Dr. Goodman’s employment agreement should have stated that if at any time within 13 months following a change of control of the Company, Dr. Goodman’s employment is terminated by the Company without cause or by constructive termination, then Dr. Goodman is entitled to, among other benefits, a lump sum payment equal to his annual salary and his annual target bonus opportunity for two years. This description of Dr. Goodman’s amended and restated employment agreement is qualified in its entirety by reference to the terms of the agreement filed as Exhibit 10.4 hereto, which shall replace in its entirety the agreement filed as exhibit 10.1 to the Company’s report on Form 8-K filed on February 1, 2007.

(b) None

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1(1)	2007 Employment Commencement Incentive Plan and form of stock option agreement.

10.2(1)	Confidential Separation Agreement, effective January 3, 2007, by and between the registrant and Tito A. Serafini.

10.3(2)	Form of Stock Option Cancellation Agreement by and between the registrant and executive officers.

10.4	Amended and Restated Employment Agreement dated January 30, 2007, by and between the registrant and Corey S. Goodman, Ph.D.

10.5(3)	Form of Amended and Restated Employment Agreement by and between the registrant and executive officers.

10.6(4)	Amendment A to Collaborative Research Agreement, dated as of March 30, 2007, by and between the registrant and Pfizer Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-50564) filed on January 4, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-50564) filed on January 8, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-50564) filed on February 1, 2007.
(4)	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May, 2007.

Renovis, Inc.

/s/ John C. Doyle
John C. Doyle
Senior Vice President Corporate Development and Chief Financial Officer
(Principal financial and accounting officer)