Form 10-Q
period 2007-06-30
RENOVIS INC
filed 2007-08-08
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, there were 29,723,183 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$39,704	$41,958
Short-term investments	46,093	57,149
Accounts receivable from collaborative partner	4,545	47
Prepaids and other current assets	1,357	881

Total current assets	91,699	100,035

Property and equipment, net	6,124	7,052
Other assets	235	214

	$98,058	$107,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$391	$517
Accrued compensation	1,341	2,503
Loan payable, current portion	1,925	2,147
Deferred revenue	1,667	3,400
Other accrued liabilities	2,076	1,964

Total current liabilities	7,400	10,531
Loan payable, noncurrent portion	2,137	3,011
Other long-term liabilities	492	673
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2007 and December 31, 2006; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2007 and December 31, 2006; 29,716,473 and 29,455,058 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	30	29
Additional paid-in capital	287,302	275,439
Accumulated other comprehensive loss	(21)	(44)
Accumulated deficit	(199,282)	(182,338)

Total stockholders’ equity	88,029	93,086

	$98,058	$107,301

The accompanying notes are an integral part of these condensed financial statements.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Contract revenue	$5,816	$3,650	$7,133	$6,128
Operating expenses:
Research and development	5,780	6,982	14,208	13,854
General and administrative	2,927	3,730	12,018	7,633
Total operating expenses	8,707	10,712	26,226	21,487

Loss from operations	(2,891)	(7,062)	(19,093)	(15,359)
Interest income	1,159	1,351	2,374	2,613
Interest expense	(106)	(120)	(225)	(220)

Net loss	$(1,838)	$(5,831)	$(16,944)	$(12,966)

Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.57)	$(0.45)

Shares used to compute basic and diluted net loss per share	29,609,853	29,178,167	29,574,197	29,077,767

The accompanying notes are an integral part of these condensed financial statements.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(16,944)	$(12,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of fixed assets	1	—
Depreciation and amortization	1,041	931
Employee stock-based compensation	11,206	4,726
Noncash expense related to issuance of equity	353	1,014
Changes in assets and liabilities:
Accounts receivable from collaborative partner	(4,498)	(1,553)
Prepaids and other assets	(497)	(198)
Accounts payable	(126)	(584)
Accrued compensation	(1,162)	(555)
Deferred revenue	(1,733)	(2,828)
Other accrued liabilities	(31)	18

Net cash used in operating activities	(12,390)	(11,995)

Cash flows from investing activities
Capital expenditures	(120)	(1,814)
Proceeds from disposals of property	6	—
Purchase of short-term investments	(46,927)	(44,783)
Sales of short-term investments	9,158	104,325
Maturities of short-term investments	48,848	9,900

Net cash provided by investing activities	10,965	67,628

Cash flows from financing activities
Principal payments on loan payable	(1,096)	(825)
Proceeds from loan payable	—	1,795
Proceeds from issuance of common stock, net of repurchases	267	1,302

Net cash (used in) provided by financing activities	(829)	2,272

Net (decrease) increase in cash and cash equivalents	(2,254)	57,905
Cash and cash equivalents at beginning of period	41,958	8,149

Cash and cash equivalents at end of period	$39,704	$66,054

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

The Company has sustained operating losses since inception and expects such losses to continue over the next several years. Management plans to continue to finance the Company’s operations with a combination of equity issuances, debt arrangements and revenues from corporate alliances with pharmaceutical and biotechnology companies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs.

Basis of Preparation

The Company has prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as, or predictive of, those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation utilizing the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of peer companies’ historical volatilities and our market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

2. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains and losses on available-for-sale investments, to be included as part of total comprehensive income. Comprehensive loss for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(1,838)	$(5,831)	$(16,944)	$(12,966)
Unrealized gains (loss) on available-for-sale securities	—	(21)	24	(30)

Comprehensive loss	(1,838)	(5,852)	(16,920)	(12,996)

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, deferred stock units, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Historical
Numerator:
Net loss	$(1,838)	$(5,831)	$(16,944)	$(12,966)

Denominator:
Weighted average common shares outstanding	29,612,152	29,257,880	29,579,854	29,155,611
Less: Weighted average unvested common shares subject to repurchase	(2,299)	(79,713)	(5,657)	(77,844)

Denominator for basic and diluted net loss per share	29,609,853	29,178,167	29,574,197	29,077,767

Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.57)	$(0.45)

Historical outstanding dilutive securities not included in net loss per share calculation
Options to purchase common stock	3,877,597	3,759,779	3,877,597	3,759,779
Warrants	33,358	33,358	33,358	33,358

	3,910,955	3,793,137	3,910,955	3,793,137

4. Collaboration and License Agreements

Pfizer

On May 26, 2005, the Company entered into a collaborative research agreement and a license and royalty agreement with Pfizer Inc. to research, develop and commercialize small molecule compounds that target the vanilloid receptor (VR1). The collaboration focuses on potential treatments for pain and other diseases and disorders.

Under the agreements, the Company received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provided the Company with research funding in excess of $7.0 million over an initial two-year research period, subject to Pfizer’s option to extend for up to two additional years with additional funding requirements. The initial funded research period ran through June 2007. Under the licensing and royalty agreement with Pfizer, the Company will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to the Company of greater than $170.0 million through successful achievement of research development and commercialization milestones for product candidates resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, the Company would be entitled to receive royalties on net sales by Pfizer.

On April 9, 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the agreement for an additional twelve months. Under the terms of the extension, Pfizer will continue to fund all aspects of the collaboration, including the research and preclinical development efforts at the Company through June 30, 2008. Other terms of the collaboration and licensing agreements between Pfizer and Renovis were not changed.

The Company applied EITF Issue No. 00-21 in evaluating the appropriate accounting for the agreements, which became effective on June 28, 2005. In accordance with this guidance, the Company identified the initial license transfer and the research and development services as the deliverables under the agreements and concluded that they should be accounted for as a single unit of accounting based upon the determination that these deliverables were linked and did not have stand-alone value. The Company also determined that the achievement of each milestone for which it is eligible for milestone payments represents a separate earnings process. The Company believes that each of these milestones, such as the commencement of particular clinical trials, the filing of a New Drug Application, or an NDA, or the receipt of regulatory approval is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, the Company concluded that such payments should be recognized as revenue when the milestone is achieved and collectability is reasonably assured.

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

During the three and six months ended June 30, 2007, the Company recognized $5.8 million and $7.1 million, respectively, in revenue related to these agreements. Revenue recognized during the second quarter of 2007 included milestone revenue of $4.5 million. At June 30, 2007, the Company has recorded a $4.5 million accounts receivable from collaborative partner related to these milestones achieved in the accompanying balance sheet. The Company received the milestone payment in July 2007. The milestones achieved include the placement of a second product candidate from the VR1 program into IND-enabling studies as well as completion of certain studies with a previously nominated compound. During the three and six months ended June 30, 2006, the Company recognized $3.7 million and $5.8 million, respectively, in revenue related to the agreements. Revenue recognized during the second quarter of 2006 included milestone revenue of $1.5 million that we earned in connection with specific progress of the VR1 collaboration into advanced preclinical studies. As of June 30, 2007, deferred revenue under the agreements was $1.7 million.

5. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Facilities related	$551	$408
Professional fees	313	400
Outside services	602	437
Deferred rent	334	291
Accrued other	276	428

Other accrued liabilities	$2,076	$1,964

6. Loan Payable

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5 million to finance the purchase of laboratory and computer equipment and certain leasehold improvements. In March 2005, the lender provided for a new credit facility of $3.5 million which was available for the Company to draw down through December 31, 2005. The draw down period was extended through December 31, 2006 by the lender. As of June 30, 2007, the Company had borrowed an aggregate of approximately $8.5 million under these facilities, of which $4.1 million was outstanding at that date. Payments are due in monthly installments over a period ranging from 36 to 48 months at interest rates ranging from 8.80% to 10.67% and are secured by the assets financed.

7. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a purchase price not exceeding 20% of their gross compensation during an offering period. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 194,444 or 0.75% of our outstanding shares on such date, or a lesser amount as determined by our Board of Directors. At June 30, 2007, there were 824,786 shares of common stock available for future issuance under the plan.

Other Equity Incentive Plans

The Company has equity incentive plans for directors, officers, employees and non-employees. Under the Amended and Restated Renovis, Inc. 2003 Stock Plan (Amended 2003 Plan) the Company is permitted to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, deferred stock units, dividend equivalents, performance share awards, stock payments and other stock benefits, or any combination thereof to employees or consultants of the Company. Stock options granted to existing employees under these plans generally vest at the rate of 1/48th per month such that the options will be fully vested after four years. Stock options granted to new employees generally vest 25% one year after the vesting commencement date and then at a rate of 1/48th per month. Stock options granted to directors generally vest quarterly over one year. All stock options expire ten years from the date of grant. Stock options granted prior to 2004 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. The Amended 2003 Plan contains an “evergreen” provision that automatically increases, on each January 15, the number of shares reserved for issuance under such plan, by the lesser of 3.5% of the Company’s outstanding shares of common stock on that date, or 1,055,555 shares, or such lesser amount as determined by our Board of Directors. At June 30, 2007, there were 921,812 shares available for future grant under our equity incentive plans.

Issuance of Deferred Stock Units

During the three and six months ended June 30, 2007, the Company issued approximately 410,000 and 2,195,000 deferred stock units, respectively, also known as restricted stock units, under the Amended 2003 Plan at a weighted average grant date fair value of $4.03 and $3.53, respectively, to existing employees. The 1,785,000 deferred stock units issued in the three months ended March 31, 2007 generally vest at the rate of 1/36th per month and the 410,000 deferred stock units issued in the three months ended June 30, 2007 generally vest on the one year anniversary of the grant date. In accordance with SFAS 123(R), the fair value of the restricted stock units were estimated based upon the closing sales price of the Company’s common stock on the date of grant.

Repurchase of Outstanding Stock Options

On January 4, 2007, in order to replenish the number of shares available for grant to existing non-executive employees, the Company entered into stock option cancellation agreements with the officers of the Company. Under the terms of these stock option cancellation agreements, the officers surrendered certain options to purchase shares of the Company’s common stock (the Options) to the Company for cancellation in exchange for $0.001 per share, the par value of the Company’s common stock. The officers relinquished all right, title or interest in those Options. In aggregate, Options to purchase 1,005,000 shares were cancelled. The shares reserved for issuance under the cancelled Options were immediately available for future grants to non-executive employees under the Company’s Amended 2003 Plan. As a result of the repurchase of the Options, the Company incurred a one-time noncash share-based payment charge of $7.3 million in the three months ended March 31, 2007, which represented the amount of the unrecognized compensation cost for the Options repurchased as of the repurchase date. Of the $7.3 million recognized in the quarter ended March 31, 2007, $1.4 million was recorded as research and development expense and $5.9 million was recorded as general and administrative expense in the accompanying condensed statement of operations. As this was a one-time charge, no amount was recorded for the three months ended June 30, 2007 or for the three and six months ended June 30, 2006.

Stock-Based Compensation

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. During periods following adoption of SFAS 123(R), the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company recognizes compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation, including the stock-based compensation expense related to the repurchase of outstanding stock options noted above, for the three and six month periods ended June 30, 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$1,069	$1,128	$3,476	$2,178
General and administrative	926	1,303	7,730	2,549

Total stock-based compensation	$1,995	$2,431	$11,206	$4,727

Effect on loss per share, basic and diluted	$(0.07)	$(0.08)	$(0.38)	$(0.16)

Due to our net loss position, a tax benefit was not realized for the three and six month periods ended June 30, 2007.

Valuation Assumptions

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock option plan:
Expected volatilities	80%	67%	80%	64%
Risk-free interest rate	4.8%	4.99%	4.8%	4.43%
Dividend yield	0	0	0	0
Expected life of options (in years)	4.23	4.23	4.23	4.67

Employee stock purchase plan:
Expected volatilities	125%	71%	128%	72%
Risk-free interest rate	5.0%	4.09%	5.0%	3.94%
Dividend yield	0	0	0	0
Expected life of options (range of life in years)	0.5 - 2.0	0.5 -2	0.5 -2.0	0.5-2

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

The Company granted 17,600 and 121,988 options during the three and six months ended June 30, 2007, respectively, to employees and members of the Company’s Board of Directors with weighted average exercise prices of $3.69 and $3.44, respectively. The weighted average grant date fair value of options granted during the three and six month periods ended June 30, 2007 was $2.31 and $2.16 per share, respectively, compared to $8.74 and $9.91 for the options granted during the three and six month periods ended June 30, 2006, respectively. These weighted average grant date fair values were based on the assumptions in the Black-Scholes option valuation model discussed above.

Non-Employee Stock Compensation

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. During the three and six months ended June 30, 2007, the Company granted stock options to purchase 0 and 36,111 shares of common stock, respectively, to consultants. During the three and six months ended June 30, 2006, the Company granted stock options to purchase 0 and 42,111 shares of common stock, respectively, to consultants. Compensation expense related to non-employee stock option grants was $0 and $119,000 for the three and six months ended June 30, 2007, respectively, compared to $30,000 and $770,000 for the three and six months ended June 30, 2006, respectively.

The weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatilities	80%	69%	80%	64%
Risk-free interest rate	4.70%	5.02%	4.70%	4.46%
Dividend yield	0	0	0	0
Maximum contractual life of option (from grant date)	10	10	10	10

8. Restructuring

On January 22, 2007, the Company committed to a restructuring plan with the intention of reducing spending while maintaining the research and development capabilities needed to advance the Company’s late-stage preclinical drug discovery programs. The plan was designed to reduce the Company’s workforce by approximately 40% and was completed by the end of the first quarter of 2007. For the three and six months ended June 30, 2007, the Company incurred and paid restructuring costs of approximately $0 and $1.0 million, respectively, primarily associated with one-time termination benefits. Of the $1.0 million recorded in the first six months of 2007, $0.8 million was recorded as R&D expense and $0.2 million was recorded as G&A expense.

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

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target VR1. The collaboration focuses on treatments for pain and other diseases and disorders. Under the agreements, we received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provided us with research funding in excess of $7.0 million over a two-year research period ending in June 2007 and subject to Pfizer’s option to extend up to two additional years with additional funding requirements. In April 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the agreement by an additional twelve months, providing us with additional research funding through June 30, 2008. Other terms of the collaboration and licensing agreements between Pfizer and Renovis were not changed. Under the licensing and royalty agreement, we will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to us of greater than $170.0 million through successful achievement of research development and commercialization milestones for product candidates resulting from the collaboration. In addition to milestone payments, we will be entitled to receive double-digit royalties on net sales by Pfizer upon commercialization of a product generated by the collaboration. We began recognizing revenue under these agreements in the third quarter of 2005. On June 8, 2007, we announced the achievement of two milestones in this collaboration. The milestones included the placement of a second product candidate from the VR1 program into IND-enabling studies, as well as completion of certain studies with a previously nominated compound. The achievement of the milestones resulted in the recognition of $4.5 million in milestone revenue for the quarter ended June 30, 2007. During the three and six months ended June 30, 2007, the Company recognized $5.8 million and $7.1 million, respectively, in revenue related to our agreements with Pfizer.

As of June 30, 2007, we had an accumulated deficit of $199.3 million and approximately $85.8 million in cash, cash equivalents and short-term investments. The cash, cash equivalents and short-term investment balance at June 30, 2007 does not include the $4.5 million in milestone payments earned in the current quarter related to the Pfizer collaboration, which we received in July 2007. Based on current projections, the Company expects current cash, cash equivalents, and marketable securities to be sufficient to fund projected activities at least through the end of 2009. However, changes to our current operating plan may require us to consume our capital resources sooner than we expect.

We expect to incur substantial losses for the foreseeable future as we:

•	expand our research and development programs;

•	advance new product candidates into clinical development from our existing research; and

•	acquire, license or otherwise invest in technology, product candidates and businesses that are complementary to our own.

Revenues

We do not expect to generate revenue from product sales or royalties in the foreseeable future. We seek to generate revenue from a combination of research funding, upfront fees, milestone payments and royalties in connection with collaborative, strategic and licensing relationships,. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized. Revenue derived from collaborative and strategic relationships helps us fund our operations and may increase in the future if we are successful in achieving milestones in our existing collaborations, licensing our technology and establishing new collaborations or strategic relationships. If we are unsuccessful in these goals, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

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

During the three and six months ended June 30, 2007, we incurred research and development expenses of $5.8 million and $14.2 million, respectively. During the three and six months ended June 30, 2006, we incurred research and development expenses of $7.0 million and $13.9 million, respectively. All of the research and development expense incurred in 2007 and 2006 related to our preclinical R&D programs. The decrease in R&D expense for the three months ended June 30, 2007 as compared to the corresponding period in the prior year was primarily a result of the restructuring effort that took place in the first quarter of 2007, which resulted in lower employee compensation expense and related supplies and materials expense in the second quarter of 2007. The increase in R&D expense in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to an increase in stock compensation expense as a result of the repurchase and cancellation of certain options in the first quarter of 2007, partially offset by a decrease in supplies and materials expense and employee compensation as a result of our restructuring in January 2007.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, including non-cash, stock-based compensation, for employees in executive and operational functions, including finance, legal, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and our other intellectual property rights.

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

Stock Compensation

The Company accounts for its stock-based compensation utilizing the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123 (R)). Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of peer companies’ historical volatilities and our market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Preclinical Study Activities and Other Expenses from Third-Party Contract Research Organizations

Some of our research and development, including certain preclinical study activity, is conducted by various third parties, including contract research organizations, which may also provide contractually defined administration and management services. We recognize expenses for these contracted activities based upon a variety of factors, including estimated and actual labor hours, actual and estimated patient enrollment rates, clinical site initiation activities and other activity-based factors. On a regular basis, our estimates of these costs are reconciled to actual invoices from the service providers, and adjustments are made accordingly.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Revenue

Total revenue and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pfizer collaboration	$5,816	$3,650	$7,133	$5,800
Genentech collaboration	—	—	—	328

Total revenue	5,816	3,650	7,133	6,128
Dollar change	$2,166		$1,005
Percentage change	59%		16%

All of the revenue earned in the three and six months ended June 30, 2007 was related to our agreements with Pfizer. Under the agreements with Pfizer we received an upfront license fee of $10.0 million in July 2005 and receive research funding for the collaborative research term. We recorded the upfront license fee as deferred revenue and were recognizing it as contract revenue on a straight-line basis over the initially estimated research period of two years. On April 9, 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the agreement by an additional twelve months. Under the terms of the extension, Pfizer will provide additional research funding to Renovis through June 30, 2008.

As a result of the amended agreement, the Company revised the estimated completion date of the research term from June 30, 2007 to June 30, 2008. Accordingly, the Company began recognizing the remaining deferred revenue as of December 31, 2006, $2.5 million, on a straight-line basis through the new estimated completion date of the research period, June 30, 2008. This change in the research term resulted in less revenue related to the upfront license fee being recognized in the six months ended June 30, 2007 as compared to the prior year. However, the decrease in upfront license fee revenue was offset by the recognition of milestone revenue of $4.5 million in the three and six months ended June 30, 2007 as compared to milestone revenue of $1.5 million in the corresponding prior year periods. The milestones achieved in 2007 include the placement of a second product candidate from the VR1 program into IND-enabling studies as well as completion of certain studies with a previously nominated compound.

We expect that any revenue we may earn will fluctuate from quarter to quarter as a result of the timing and amount of any milestone payments we earn or any new collaborations into which we may enter in the future. For the year ending December 31, 2007, we presently anticipate contract revenue from existing agreements of $9.0 million to $10.0 million.

Research and Development Expenses

Total research and development (R&D) expenses and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total R&D expense	$5,780	$6,982	$14,208	$13,854
Dollar change	(1,202)		354
Percentage change	(17)%		3%

The decrease in R&D expense between the second quarter of 2007 and the second quarter of 2006 was attributable to:

•	lower employee compensation which decreased by $0.7 million primarily due to the fewer number of employees in R&D functions following the restructuring undertaken in January 2007;

•

lower expense for supplies and materials, which decreased by $0.5 million, also due to our restructuring, as fewer research projects were conducted internally as we shifted more research work to outside suppliers; and

•	lower allocated costs, which decreased by $0.4 million, due to reduced insurance and employee compensation expenses in allocated cost centers.

This decrease was partially offset by:

•	higher expenses for outside services, which increased by $0.4 million as we shifted more research projects to outside service providers.

The increase in R&D expense between the first half of 2007 and the first half of 2006 was attributable to:

•

higher non-cash stock compensation related to options granted to employees, which increased by $1.3 million during the six months ended June 30, 2007 as compared to the corresponding period in 2006 primarily due to the repurchase and cancellation of outstanding stock options from certain officers of the Company in January 2007, which resulted in a one time non-cash charge of $1.4 million in R&D. The repurchase and cancellation of the outstanding options was undertaken to make additional shares available for the grant of new equity incentives to non-executive employees; and

•	higher outside service costs, which increased by $0.6 million as we shifted more research projects to outside service providers.

This increase was partially offset by:

•	lower expense for supplies and materials which decreased by $0.6 million;

•

lower non-employee stock compensation which decreased by $0.4 million during the six months ended June 30, 2007 as compared to the comparable period of 2006 because fewer options were granted to non-employees and the estimated fair value of each option granted was lower than in the comparable period; and

•	lower allocated costs and travel expenses of $0.4 million.

We expect R&D expenses, excluding non-cash stock compensation and approximately $0.8 million in restructuring related expenses, to decrease as compared to 2006 as a result of voluntary attrition and the effect of our restructuring carried out during the first quarter of 2007.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total G&A expense	$2,927	$3,730	$12,018	$7,633
Dollar change	(803)		4,385
Percentage change	(22)%		57%

The decrease in G&A expense between the second quarter of 2007 and the second quarter of 2006 was primarily attributable to:

•

lower non-cash stock based compensation of $0.4 million for options granted to employees and non-employee directors due to the lower estimated fair-value of the options that vested and were expensed during the period;

•	lower employee compensation which decreased by $0.2 million primarily due to the fewer number of employees in G&A functions following the restructuring undertaken in January 2007; and

•	lower legal expenses which decreased by $0.1 million as we incurred less cost associated with corporate and securities, business development and intellectual property issues.

The increase in G&A expense between the first half of 2007 and the first half of 2006 was attributable to:

•

higher non-cash stock compensation for options granted to employees and non-employee directors which increased by $5.2 million during the six months ended June 30, 2007 as compared to the corresponding periods in 2006 primarily due the repurchase and cancellation of outstanding stock options from certain officers of the Company in January 2007 which resulted in a one time non-cash charge of $5.9 million in G&A;

This was partially offset by

•	lower legal expenses which decreased by $0.3 million as we incurred less cost associated with corporate and securities, business development and intellectual property issues; and

•	lower non-employee stock compensation which decreased by $0.3 million due to a lower estimated fair value of the options granted to date in 2007.

We expect G&A expenses, excluding non-cash stock compensation and approximately $0.2 million in restructuring related expense, to decrease as compared to 2006 following our restructuring.

Interest Income

Total interest income and dollar and percentage changes as compared to prior periods are as follows (dollar amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total interest income	$1,159	$1,351	$2,374	$2,613
Dollar change	(192)		(239)
Percentage change	(14)%		(9)%

The decrease in interest income in the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006 was primarily attributable to lower average investment balances in 2007.

Interest Expense

Interest expense was nominally higher during the six months ended June 30, 2007 as compared to the corresponding period in 2006. The increase was primarily due to the higher aggregate debt balances and slightly higher borrowing interest rates in 2007.

2007 Financial Guidance

Financial projections involve a high level of uncertainty due, among many factors, to the variability involved in predicting requirements of drug discovery and preclinical development activities and the potential for new strategic collaborations and licensing agreements. For the year ending December 31, 2007, the Company continues to anticipate:

•	total contract revenue from existing agreements of $9.0 million to $10.0 million; and

•

total operating expenses of $28.0 million to $32.0 million, excluding non-cash, stock-based compensation to be recognized in accordance with SFAS No. 123R and $1.0 million in restructuring related expenses.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of June 30, 2007, we had received approximately $222.8 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In September 2005, we completed a public offering of common stock under which we received net proceeds of approximately $50.4 million. In addition, since inception to June 30, 2007, we financed the purchase of equipment and leasehold improvements with debt totaling approximately $15.2 million, of which $4.1 million was outstanding at June 30, 2007. The remaining obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 10.67% and are due in monthly installments through September 2010.

As of June 30, 2007, we had $85.8 million in cash, cash equivalents and short-term investments as compared to $99.1 million as of December 31, 2006, a decrease of $13.3 million. The decrease resulted primarily from cash used in operating activities, capital purchases and principal payments on outstanding debt related to capital purchases as well as $1.0 million in non-recurring restructuring costs. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

In January 2007 we implemented a restructuring plan which resulted in the Company reducing its workforce by approximately 40% of its positions. The restructuring was designed to reduce spending while maintaining the research and development capabilities needed to advance the Company’s late-stage preclinical drug discovery programs. As a result of the restructuring and broader efforts to reduce spending on general and administrative activities, we expect to record total operating expenses of approximately $28.0 million to $32.0 million in 2007, excluding non-cash, stock-based compensation expense to be recognized in accordance with SFAS 123(R) and approximately $1.0 million in restructuring related expense.

Net cash used in operating activities was $12.4 million for the six months ended June 30, 2007 as compared to $12.0 million in the corresponding period in 2006. The $0.4 million increase in cash used in operations in the six months ended June 30, 2007 as compared to the corresponding period in 2006 primarily reflected the impact of the restructuring as well as an increase in aggregate variable compensation paid to employees during the first part of 2007 for their efforts in 2006 and higher payments for insurance premiums. In the second quarter of 2007, we recorded $4.5 million in revenue related to the milestones achieved in the period. This $4.5 million, which was collected in July 2007, was recorded as accounts receivable from collaborative partner in the accompanying balance sheet.

Net cash provided by investing activities was $11.0 million for the six months ended June 30, 2007 as compared to net cash provided by investing activities of $67.6 million for the corresponding period in 2006. The fluctuation resulted primarily from timing differences in the investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investments. We expect similar fluctuations to continue in the future. Capital equipment purchases of $0.1 million for the six months ended June 30, 2007 were significantly below the $1.8 million in capital purchases made during the corresponding period in 2006. We currently expect total capital equipment purchases for 2007 to be below $1.0 million.

Net cash used by financing activities was $0.8 million for the three month period ended June 30, 2007 compared to net cash of $2.3 million provided by financing activities during the corresponding period in 2006. Cash used by financing activities in the six months ended June 30, 2007 is higher than the comparable period of 2006 as the Company did not receive proceeds from equipment financing in the first quarter of 2007.

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

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54 million. As of June 30, 2007, $46.0 million remains available under this registration statement.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We depend on the efforts of strategic partners and licensees to develop and commercialize many of our product candidates.

Currently, we depend on the efforts of Pfizer in connection with our collaborative research agreement and license and royalty agreement to research, develop and commercialize compounds that target the vanilloid receptor (VR1). We may consider additional collaborative arrangements for certain of our proprietary product candidates. We cannot control the time or resources that Pfizer or any future strategic partners or licensees will devote to our collaborations with those parties, nor can we control their business decisions. In addition, our collaborators may not perform their obligations as expected. Changes in a collaborator’s business strategy or business combinations involving a collaborator may adversely affect that party’s willingness or ability to successfully meet its obligations. Disagreements between us and our collaborators may lead to delays in or termination of the research, development or commercialization of product candidates or result in time-consuming and expensive negotiations, litigation or arbitration. The failure of any strategic partner or licensee to successfully complete their obligations in a timely manner or the termination or breach of agreements by these parties, could materially harm our business, financial condition and results of operations.

The successful growth of our business may depend, in part, on our ability to find third party collaborators to assist or share in the costs of product development.

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. Potential third parties include pharmaceutical and biotechnology companies, academic institutions and other entities. Third party collaborators may assist us in:

•	funding research, preclinical development, clinical trials and manufacturing;

•	seeking and obtaining regulatory approvals; and

•	successfully commercializing existing and future product candidates.

If we are not able to establish further collaboration agreements, we may be required to undertake product development and commercialization at our own expense. Such an undertaking may limit the number of product candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into additional collaborations could materially harm our business, financial condition and results of operations.

In addition, our dependence on licensing, collaboration and other agreements with third parties may subject us to a number of risks. These agreements may not be on terms that prove favorable to us and may require us to relinquish certain rights in our technologies and product candidates. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of product candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

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

We must receive FDA approval for each of our product candidates before we can commercialize or sell that product candidate in the United States. The FDA can limit or deny its approval for many reasons, including:

•	a product candidate may be found to be unsafe or ineffective;

•	regulators may interpret data from preclinical testing and clinical trials differently and less favorably than we interpret it;

•	regulators may not approve the manufacturing processes or facilities that we or our strategic partners or licensees use; and

•	regulators may change their approval policies or adopt new regulations.

Failure to obtain FDA approval or any delay or setback in obtaining such approval could:

•	adversely affect our ability to market any drugs we develop independently or with strategic partners or licensees;

•	impose additional costs and diminish any competitive advantages that we may attain; and

•	adversely affect our ability to generate royalties or product revenues.

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

While we have not experienced problems with our partners, licensees or contract manufacturers to date, our reliance on these third parties exposes us to the following risks, any of which could delay or prevent the initiation or completion of our clinical trials, the approval of our product candidates by the FDA or other regulatory agencies, or the commercialization of our products, and result in higher costs or deprive us of potential product revenues:

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

We are highly dependent on the key members of our management and scientific staff, especially our President and Chief Executive Officer, Corey Goodman, Ph.D. and our Senior Vice President of Research and Development, Michael Kelly, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. We maintain “key man” insurance on Dr. Goodman. We do not maintain “key man” insurance policies on any of our other officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

In January 2007, we announced a restructuring plan, which included a reduction in headcount. The implementation of our restructuring has placed, and may continue to place a strain on our managerial, operational and other resources. In addition, the restructuring may negatively affect our employee turnover, recruiting and retention, and may not enable us to reduce our costs to the extent anticipated.

If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, or if we are unable to reduce costs through our restructuring as anticipated, our business and results of operations could be adversely affected.

We have a history of losses and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $28.4 million, $32.0 million, $39.9 million, $41.9 million and $25.1 million, respectively, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, and $16.9 million for the six months ended June 30, 2007. As of June 30, 2007, our accumulated deficit was $199.3 million. None of our product candidates has completed development or received required regulatory approvals and, consequently, we have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if one or more of our product candidates is commercialized, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating expenditures in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the six months ended June 30, 2007, our net cash used in operating activities was $12.4 million and we had capital expenditures of $0.1 million. Our future capital requirements depend on many factors, including:

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

The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In addition, in 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54.0 million. As of June 30, 2007, $46.0 million remains available under this registration statement.

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

Factors that could cause volatility in the market price of our common stock include:

•	the results from any future clinical trials we may conduct;

•	developments in the clinical trials of potentially similar competitive products;

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	comments by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	rumors relating to us or our competitors;

•	additions or departures of key personnel;

•	third party reimbursement policies; and

•	developments concerning current or future collaborations, strategic alliances or similar relationships.

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

Issuer Purchases of Equity Securities

For the three months ended June 30, 2007 we repurchased 290 shares during the month of April 2007 at an average price per share of $1.35.

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

On June 1, 2007, we held our annual stockholders’ meeting. Of the 29,577,165 shares of common stock entitled to vote at the meeting a total of 24,611,527 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are as follows:

Proposal I – Election of Class 1 Directors

Name	Votes for Director	Votes Withheld
Corey S. Goodman	23,998,000	613,527
Bruce L. A. Carter	22,670,262	1,941,285
Edward E. Penhoet	24,001,188	610,339

Proposal II – Ratification of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the Fiscal Year 2007

For	Against	Abstain	Broker Non-Vote
24,482,403	122,866	6,258	—

Item 5.	Other Information

(a)	None

(b)	None

Item 6.	Exhibits

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32	Section 1350 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of August, 2007.

Renovis, Inc.

/s/ Jeffrey Farrow
Jeffrey S. Farrow
Vice President, Finance and Chief Accounting Officer (Principal accounting officer)