Form 10-Q
period 2007-09-30
RENOVIS INC
filed 2007-11-08
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

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

As of November 2, 2007, there were 29,770,340 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

Renovis, Inc.

RENOVIS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$41,716	$41,958
Short-term investments	43,976	57,149
Prepaids and other current assets	1,209	928

Total current assets	86,901	100,035
Property and equipment, net	5,640	7,052
Other assets	235	214

	$92,776	$107,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$499	$517
Accrued compensation	1,319	2,503
Other accrued liabilities	5,128	1,964
Loan payable, current portion	1,763	2,147
Deferred revenue	1,250	3,400

Total current liabilities	9,959	10,531
Loan payable, noncurrent portion	1,750	3,011
Other long-term liabilities	402	673
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2007 and December 31, 2006; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2007 and December 31, 2006; 29,769,008 and 29,455,058 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	30	29
Additional paid-in capital	289,025	275,439
Accumulated other comprehensive loss	(5)	(44)
Accumulated deficit	(208,385)	(182,338)

Total stockholders’ equity	80,665	93,086

	$92,776	$107,301

The accompanying notes are an integral part of these condensed financial statements.

RENOVIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Contract revenue	$1,317	$2,150	$8,450	$8,278
Operating expenses:
Research and development	5,851	6,858	20,059	20,712
General and administrative	5,654	4,016	17,672	11,649

Total operating expenses	11,505	10,874	37,731	32,361
Loss from operations	(10,188)	(8,724)	(29,281)	(24,083)
Interest income	1,177	1,415	3,551	4,028
Interest expense	(92)	(125)	(317)	(345)

Net loss	$(9,103)	$(7,434)	$(26,047)	$(20,400)

Basic and diluted net loss per share	$(0.31)	$(0.25)	$(0.88)	$(0.70)

Shares used to compute basic and diluted net loss per share	29,729,785	29,303,319	29,626,630	29,153,777

The accompanying notes are an integral part of these condensed financial statements.

RENOVIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months,
	Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(26,047)	$(20,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of fixed assets	1	19
Depreciation and amortization	1,530	1,471
Employee stock-based compensation	12,877	7,359
Noncash expense related to issuance of equity	353	1,118
Changes in assets and liabilities:
Prepaids and other assets	(302)	(33)
Accounts payable	(18)	(370)
Accrued compensation	(1,184)	168
Deferred revenue	(2,150)	(3,178)
Other accrued liabilities	2,931	(150)

Net cash used in operating activities	(12,009)	(13,996)
Cash flows from investing activities
Capital expenditures, net	(119)	(2,833)
Purchase of short-term investments	(71,358)	(70,083)
Sales of short-term investments	15,274	17,135
Maturities of short-term investments	69,296	116,775

Net cash provided by investing activities	13,093	60,994
Cash flows from financing activities
Principal payments on loan payable	(1,645)	(1,294)
Proceeds from loan payable	—	2,529
Proceeds from issuance of common stock, net of repurchases	319	1,425

Net cash (used in) provided by financing activities	(1,326)	2,660
Net (decrease) increase in cash and cash equivalents	(242)	49,658
Cash and cash equivalents at beginning of period	41,958	8,149

Cash and cash equivalents at end of period	$41,716	$57,807

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

The condensed balance sheet amounts at December 31, 2006 have been derived from audited financial statements.

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

Milestone payments we receive under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectability is reasonably assured. Milestone payments are triggered either by the results of our research efforts or by events external to us, such as the commencement of a particular clinical trial or the regulatory approval to market a product. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, we have no future performance obligations related to that milestone as the milestone payments we receive are nonrefundable.

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

2. Proposed Merger with Evotec AG

On September 18, 2007, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Evotec AG, an Aktiengesellschaft organized and existing under the laws of the Federal Republic of Germany (Evotec). The Merger Agreement provides that, subject to the satisfaction of certain conditions, a wholly-owned subsidiary of Evotec will merge with and into the Company, with the Company continuing to exist as the surviving corporation and as a wholly-owned subsidiary of Evotec. Under the terms of the Merger Agreement, at the effective time of the merger, each issued and outstanding share of Renovis common stock will be automatically converted into the right to receive 0.5271 of an American Depositary Share (ADS) of Evotec (Exchange Ratio), with each ADS representing two ordinary shares of Evotec, such that each issued and outstanding share of Renovis common stock will be exchanged for ADSs representing 1.0542 Evotec ordinary shares.

At the effective time of the merger, all outstanding Renovis equity awards, except for Renovis stock options with an exercise price that exceeds $9.00 per share, will be converted into rights to acquire Evotec ADSs on the same terms and conditions as were applicable under the Company equity awards. The awards will continue to vest according to the existing vesting schedules, and will represent the right to acquire that number of Evotec ADSs determined by multiplying the number of shares of Company common stock subject to the Company equity award by the Exchange Ratio. All outstanding Company stock options with an exercise price that exceeds $9.00 per share will be cancelled.

The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code. The merger is subject to the approval of Renovis’ stockholders, the listing of the Evotec ADSs to be issued to Renovis stockholders on the NASDAQ Global Market and antitrust regulatory clearance, as well as other customary closing conditions. We currently anticipate the merger will be completed in the first quarter of 2008. Either party may be obligated to pay a termination fee of $6.0 million and reimburse certain transaction expenses up to $500,000 if the merger agreement is terminated under certain circumstances. During the three months ended September 30, 2007 the Company recorded approximately $2.5 million in transaction advisory fees as general and administrative expense in the accompanying statement of operations as the services have been largely rendered and as payment of the services are probable. Of the $2.5 million in transaction fees incurred during the three months ended September 30, 2007, approximately $1.75 million will not be paid, and a corresponding amount of expense may be reversed, if the merger transaction does not occur.

3. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains and losses on available-for-sale investments, to be included as part of total comprehensive income. Comprehensive loss for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(9,103)	$(7,434)	$(26,047)	$(20,400)
Unrealized gains on available-for-sale securities	16	36	39	6

Comprehensive loss	(9,087)	(7,398)	(26,008)	(20,394)

4. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, deferred stock units and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Historical
Numerator:
Net loss	$(9,103)	$(7,434)	$(26,047)	$(20,400)

Denominator:
Weighted average common shares outstanding	29,729,785	29,363,324	29,630,380	29,225,609
Less: Weighted average unvested common shares subject to repurchase	—	(60,005)	(3,750)	(71,832)

Denominator for basic and diluted net loss per share	29,729,785	29,303,319	29,626,630	29,153,777

Basic and diluted net loss per share	$(0.31)	$(0.25)	$(0.88)	$(0.70)

Historical outstanding dilutive securities not included in net loss per share calculation
Options to purchase common stock or deferred stock units	3,769,170	3,890,733	3,769,170	3,890,733
Warrants	33,358	33,358	33,358	33,358

	3,802,528	3,924,091	3,802,528	3,924,091

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

During the three and nine months ended September 30, 2007, the Company recognized $1.3 million and $8.5 million, respectively, in revenue related to these agreements. Revenue recognized during the nine months ended September 30, 2007 included milestone revenue of $4.5 million. The milestones achieved include the placement of a second product candidate from the VR1program into IND-enabling studies as well as the completion of certain studies with a previously nominated compound. During the three and nine months ended September 30, 2006, the Company recognized $2.2 million and $8.0 million, respectively, in revenue related to the agreements. Revenue recognized during the nine months ended September 30, 2006 included milestone revenue of $1.5 million that the Company earned in connection with specific progress of the VR1collaboration into advanced preclinical studies. As of September 30, 2007, deferred revenue under the agreements was $1.3 million.

6. Other Current Accrued Liabilities

Other current accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Facilities related	$390	$408
Professional fees	3,373	400
Outside services	845	437
Deferred rent	354	291
Accrued other	166	428

Other accrued liabilities	$5,128	$1,964

The professional fees noted above at September 30, 2007 included transaction advisory fees of $2.5 million (see Note 2) and legal, accounting and other professional fees.

7. Loan Payable

In February 2004, the Company entered into a credit facility with a lender that provides up to an aggregate of $5 million to finance the purchase of laboratory and computer equipment and certain leasehold improvements. In March 2005, the lender provided for a new credit facility of $3.5 million which was available for the Company to draw down through December 31, 2005. The draw down period was extended through December 31, 2006 by the lender. As of September 30, 2007, the Company had borrowed an aggregate of approximately $8.5 million under these facilities, of which $3.5 million was outstanding at that date. Payments are due in monthly installments over a period ranging from 36 to 48 months at interest rates ranging from 8.80% to10.67% and are secured by the assets financed.

8. Stock-Based Compensation

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock maybe purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a purchase price not exceeding 20% of their eligible compensation during an offering period. The employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 194,444 or 0.75% of our outstanding shares on such date, or a lesser amount as determined by our Board of Directors. At September 30, 2007, there were 824,786 shares of common stock available for future issuance under the plan.

Other Equity Incentive Plans

The Company has equity incentive plans for directors, officers, employees and non-employees. Under the Amended and Restated Renovis, Inc. 2003 Stock Plan (Amended 2003 Plan) the Company is permitted to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, deferred stock units, dividend equivalents, performance share awards, stock payments and other stock benefits, or any combination thereof to employees or consultants of the Company. Stock options granted to existing employees under these plans generally vest at the rate of 1/48th per month such that the options will be fully vested after four years. Stock options granted to new employees generally vest 25% one year after the vesting commencement date and then at a rate of 1/48th per month. Stock options granted to directors generally vest quarterly over one year. All stock options expire ten years from the date of grant. Stock options granted prior to 2004 were exercisable immediately, subject to repurchase rights held by us, which lapsed over the vesting period. The Amended 2003 Plan contains an “evergreen” provision that automatically increases, on each January 15, the number of shares reserved for issuance under such plan, by the lesser of 3.5% of the Company’s outstanding shares of common stock on that date, or 1,055,555 shares, or such lesser amount as determined by our Board of Directors. At September 30, 2007, there were 977,442 shares available for future grant under our equity incentive plans.

Issuance of Deferred Stock Units

During the three and nine months ended September 30, 2007, the Company issued approximately 35,000 and 2,230,000 deferred stock units, respectively, also known as restricted stock units, under the Amended 2003 Plan at a weighted average grant date fair value of $3.60 and $3.54, respectively, to existing employees. The 1,785,000 deferred stock units issued in the three months ended March 31, 2007 generally vest at the rate of 1/36th per month and the 445,000 deferred stock units issued in subsequent quarters of 2007 generally vest on the one year anniversary of the grant date. In accordance with SFAS 123(R), the fair value of the restricted stock units were estimated based upon the closing sales price of the Company’s common stock on the date of grant.

Repurchase of Outstanding Stock Options

On January 4, 2007, in order to replenish the number of shares available for grant to existing non-executive employees, the Company entered into stock option cancellation agreements with the officers of the Company. Under the terms of these stock option cancellation agreements, the officers surrendered certain options to purchase shares of the Company’s common stock (the Options) to the Company for cancellation in exchange for $0.001 per share, the par value of the Company’s common stock. The officers relinquished all right, title or interest in those Options. In aggregate, Options to purchase 1,005,000 shares were cancelled. The shares reserved for issuance under the cancelled Options were immediately available for future grants to non-executive employees under the Company’s Amended 2003 Plan. As a result of the repurchase of the Options, the Company incurred a one-time noncash share-based payment charge of $7.3 million in the three months ended March 31, 2007, which represented the amount of the unrecognized compensation cost for the Options repurchased as of the repurchase date. Of the $7.3 million recognized in the quarter ended March 31, 2007, $1.4 million was recorded as research and development expense and $5.9 million was recorded as general and administrative expense in the accompanying condensed statement of operations. As this was a one-time charge, no amount was recorded for the three months ended September 30, 2007 or for the three and nine months ended September 30, 2006.

Stock-Based Compensation

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. During periods following adoption of SFAS 123(R), the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company recognizes compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation, including the stock-based compensation expense related to the repurchase of outstanding stock options noted above, for the three and nine month periods ended September 30, 2007 was as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Research and development	$931	$1,209	$4,408	$3,387
General and administrative	740	1,400	8,469	3,949

Total stock-based compensation	$1,671	$2,609	$12,877	$7,336

Effect on loss per share, basic and diluted	$(0.06)	$(0.09)	$(0.43)	$(0.25)

Due to our net loss position, a tax benefit was not realized for the three and nine month periods ended September 30, 2007.

Valuation Assumptions

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Stock option plan:
Expected volatilities	81%	80%	80%	65%
Risk-free interest rate	4.6%	4.8%	4.7%	4.5%
Dividend yield	0	0	0	0
Expected life of options (in years)	4.23	4.23	4.23	4.23
Employee stock purchase plan:
Expected volatilities	125%	68%	128%	71%
Risk-free interest rate	5.0%	4.6%	5.0%	4.2%
Dividend yield	0	0	0	0
Expected life of options (range of life in years)	0.5 -2.0	0.5 -2	0.5 -2.0	0.5 -2

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

The Company granted 63,850 and 185,838 options during the three and nine months ended September 30, 2007, respectively, to employees and members of the Company’s Board of Directors with weighted average exercise prices of $3.37 and $3.42, respectively. The weighted average grant date fair value of options granted during the three and nine month periods ended September 30, 2007 was $2.13 and $2.15 per share, respectively, compared to $8.23 and $9.73 for the options granted during the three and nine month periods ended September 30, 2006, respectively. These weighted average grant date fair values were based on the assumptions in the Black-Scholes option valuation model discussed above.

Non-Employee Stock Compensation

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. During the three and nine months ended September 30, 2007, the Company granted stock options to purchase 0 and 36,111 shares of common stock, respectively, to consultants. During the three and nine months ended September 30, 2006, the Company granted stock options to purchase 6,000 and 48,111 shares of common stock, respectively, to consultants. Compensation expense related to non-employee stock option grants was $0 and $119,000 for the three and nine months ended September 30, 2007, respectively, compared to $87,000 and $857,000 for the three and nine months ended September 30, 2006, respectively.

The weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Expected volatilities	80%	76%	80%	65%
Risk-free interest rate	4.70%	5.02%	4.70%	4.51%
Dividend yield	0	0	0	0
Maximum contractual life of option (from grant date)	10	10	10	10

9. Restructuring

On January 22, 2007, the Company committed to a restructuring plan with the intention of reducing spending while maintaining the research and development capabilities needed to advance the Company’s late-stage preclinical drug discovery programs. The plan was designed to reduce the Company’s workforce by approximately 40% and was completed by the end of the first quarter of 2007. For the three and nine months ended September 30, 2007, the Company incurred and paid restructuring costs of approximately $0 and $1.0 million, respectively, primarily associated with one-time termination benefits. Of the $1.0 million recorded in the first nine months of 2007, $0.8 million was recorded as research and development expense and $0.2 million was recorded as general and administrative expense.

10. Subsequent Event

In connection with the resignation of the Company’s President and Chief Executive Officer, Corey S. Goodman, Ph.D. on October 1, 2007, the Company appointed John P. Walker, current Chairman of the Board of Directors, as non-employee Executive Chairman and Principal Executive Officer of the Company, effective October 2, 2007. Dr. Goodman continues to serve on our Board of Directors. Subject to his earlier resignation or termination, Mr. Walker will serve as Executive Chairman and Principal Executive Officer and Chairman of the Board of Directors of the Company until the consummation of the merger of the Company with Evotec. In connection with his appointment as Executive Chairman and pursuant to the terms of the Amended 2003 Plan and his Executive Chairman Agreement, Mr. Walker has been granted deferred stock units with respect to 100,000 shares of Company common stock. 1/36th of the shares subject to these deferred stock units will vest each month, subject to Mr. Walker’s continued service with the Company through such date, including his service as a member of the Board of Directors. Immediately prior to the consummation of a change in control, including the merger of the Company with Evotec, 25% of the shares subject to the deferred stock unit award will vest.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of drugs to treat major medical needs in the areas of neurological and inflammatory diseases. Our integrated capabilities in preclinical research and development, including medicinal chemistry, bioinformatics, molecular biology and pharmacology, enable us to identify and select drug candidates that meet stringent standards for development. This approach has yielded multiple lead candidates in our preclinical programs for pain and inflammation. Our proprietary preclinical programs are focused on identifying antagonists of selected purinergic receptors as novel potential treatments for a broad spectrum of pain and inflammatory conditions. In addition, we have entered in to a collaboration with Pfizer to discover and develop product candidates targeting the vanilloid receptor, VR1, for the potential treatment of pain and other diseases and disorders.

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

On September 18, 2007, we entered into an agreement and plan of merger with Evotec AG, a German company, pursuant to which Evotec is expected to acquire Renovis in an all-share transaction. The merger agreement provides that, subject to the satisfaction of certain conditions, a wholly-owned subsidiary of Evotec will merge with and into the Company, with Renovis surviving as a wholly-owned subsidiary of Evotec. Pursuant to the terms of the merger agreement, each issued and outstanding share of Company common stock will be automatically converted into the right to receive 0.5271 of an American Depositary Share, ADS, of Evotec, with each ADS representing two ordinary shares of Evotec, such that each issued and outstanding share of Company common stock will be exchanged for ADSs representing 1.0542 Evotec ordinary shares. The boards of directors of both Renovis and Evotec have unanimously approved the transaction, which remains subject the approval of our stockholders, the listing of the Evotec ADSs on the NASDAQ Global Market, antitrust regulatory clearance, and other customary closing conditions. We currently anticipate that the merger will be completed in the first quarter of 2008. Unless otherwise indicated, the discussions in this report related to Renovis as a stand-alone entity and do not reflect the impact of the proposed merger.

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target VR1. The collaboration focuses on treatments for pain and other diseases and disorders. Under the agreements, we received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provided us with research funding in excess of $7.0 million over a two-year research period ending in June 2007 and provided Pfizer with an option to extend up to two additional years with additional funding requirements. In April 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the agreement by an additional twelve months, providing us with additional research funding through June 30, 2008.Other terms of the collaboration and licensing agreements between Pfizer and Renovis were not changed. Under the licensing and royalty agreement, we will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to us of greater than $170.0 million through successful achievement of research development and commercialization milestones for product candidates resulting from the collaboration. In addition to milestone payments, we will be entitled to receive double-digit royalties on net sales by Pfizer upon commercialization of a product generated by the collaboration. We began recognizing revenue under these agreements in the third quarter of 2005. On June 8, 2007, we announced the achievement of two milestones in this collaboration. The milestones included the placement of a second product candidate from the VR1program into IND-enabling studies, as well as completion of certain studies with a previously nominated compound. The achievement of the milestones resulted in the recognition of $4.5 million in milestone revenue for the quarter ended June 30, 2007. During the three and nine months ended September 30, 2007, the Company recognized $1.3 million and $8.5 million, respectively, in revenue related to our agreements with Pfizer.

As of September 30, 2007, we had an accumulated deficit of $208.4 million and approximately $85.7 million in cash, cash equivalents and short-term investments. Based on current projections, the Company expects current cash, cash equivalents and marketable securities to be sufficient to fund projected activities at least through the end of 2009. However, changes to our current operating plan may require us to consume our capital resources sooner than we expect.

We expect to incur substantial losses for the foreseeable future as we:

•	expand our research and development programs;

•	advance new product candidates into clinical development from our existing research; and

•	acquire, license or otherwise invest in technology, product candidates and businesses that are complementary to our own.

Revenues

We do not expect to generate revenue from product sales or royalties in the foreseeable future. We seek to generate revenue from a combination of research funding, upfront fees, milestone payments and royalties in connection with collaborative, strategic and licensing relationships. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of milestone payments we may receive from our collaborative or strategic relationships, as well as those we may receive upon the sale of our products, to the extent any are successfully commercialized. Revenue derived from collaborative and strategic relationships helps us fund our operations and may increase in the future if we are successful in achieving milestones in our existing collaborations, licensing our technology and establishing new collaborations or strategic relationships. If we are unsuccessful in these goals, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

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

During the three and nine months ended September 30, 2007, we incurred research and development expenses of $5.9 million and $20.1 million, respectively. During the three and nine months ended September 30, 2006, we incurred research and development expenses of $6.9 million and $20.7 million, respectively. All of the research and development expense incurred in 2007 and 2006 related to our preclinical R&D programs. The decrease in R&D expense for the three months ended September 30, 2007 as compared to the corresponding period in the prior year was primarily a result of the restructuring effort that took place in the first quarter of 2007, which resulted in lower employee compensation expense and related supplies and materials expense in the third quarter of 2007. The decrease in R&D expense in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to lower employee compensation, and lower supplies and materials expense both of which were partially offset by higher stock compensation expense as a result of the repurchase and cancellation of certain options in the first quarter of 2007.

Development timelines and costs are difficult to estimate and may vary significantly for each product candidate and from quarter to quarter. The process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, including non-cash, stock-based compensation, for employees in executive and operational functions, including finance, legal, human resources and business development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and our other intellectual property rights and for services related to potential strategic transactions.

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

Milestone payments we receive under collaborative arrangements are recognized as revenues upon achievement of the milestone events, which represent the culmination of the earnings process, and when collectability is reasonably assured. Milestone payments are triggered either by the results of our research efforts or by events external to us, such as the commencement of a particular clinical trial or regulatory approval to market a product. Accordingly, the milestone payments are substantially at risk at the inception of the contract, and the amounts of the payments assigned thereto are commensurate with the milestone achieved. Upon the achievement of a milestone event, we have no future performance obligations related to that milestone as the milestone payments we receive are nonrefundable.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

Revenue

Total revenue and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Pfizer collaboration	$1,317	$2,150	$8,450	$7,950
Genentech collaboration	—	—	—	328

Total revenue	1,317	2,150	8,450	8,278
Dollar change	$(833)		$172
Percentage change	(39)%		2%

All of the revenue earned in the three and nine months ended September 30, 2007 was related to our agreements with Pfizer. Under the agreements with Pfizer we received an upfront license fee of $10.0 million in July 2005 and receive research funding for the collaborative research term. We recorded the upfront license fee as deferred revenue and were recognizing it as contract revenue on a straight-line basis over the initially estimated research period of two years. On April 9, 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the agreement by an additional twelve months. Under the terms of the extension, Pfizer will provide additional research funding to Renovis through June 30, 2008.

As a result of the amended agreement, the Company revised the estimated completion date of the research term from June 30, 2007 to June 30, 2008. Accordingly, the Company began recognizing the remaining deferred revenue as of December 31, 2006, $2.5 million, on a straight-line basis through the new estimated completion date of the research period, June 30, 2008. This change in the research term resulted in less revenue related to the upfront license fee being recognized in the nine months ended September 30, 2007 as compared to the prior year. However, the decrease in upfront license fee revenue was offset by the recognition of milestone revenue of $4.5 million in the nine months ended September 30, 2007 as compared to milestone revenue of $1.5 million in the corresponding prior year periods. The milestones achieved in 2007 include the placement of a second product candidate from the VR1 program into IND-enabling studies as well as completion of certain studies with a previously nominated compound. The milestone achieved in 2006 related to specific progress of the VR1 collaboration into advanced preclinical studies.

We expect that any revenue we may earn will fluctuate from quarter to quarter as a result of the timing and amount of any milestone payments we earn or any new collaborations that we may enter in the future. For the year ending December 31, 2007, we presently anticipate contract revenue from existing agreements of $9.0 million to $10.0 million.

Research and Development Expenses

Total research and development (R&D) expenses and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total R&D expense	$5,851	$6,858	$20,059	$20,712
Dollar change	(1,007)		(653)
Percentage change	(15)%		(3)%

The decrease in R&D expense between the third quarter of 2007 and the third quarter of 2006 was attributable to:

•	lower employee compensation, which decreased by $0.8 million primarily due to the fewer number of employees in R&D functions following the restructuring undertaken in January 2007;

•	lower stock-based compensation, which decreased by $0.3 million primarily due to the fewer number of employees in R&D functions following the restructuring;

•	lower expense for supplies and materials, which decreased by $0.3 million due to reduced staffing levels; and

•	lower allocated costs, which decreased by $0.4 million, due to reduced insurance and employee compensation expenses in allocated cost centers.

This decrease was partially offset by:

•

manufacturing costs of $0.6 million related to our P2X7 program, for which there were not costs in the corresponding period of 2006, and higher expenses for outside services, which increased by $0.2 million as we shifted more research projects to outside service providers.

The decrease in R&D expense between the first nine months of 2007 and the first nine months of 2006 was attributable to:

•	lower employee compensation, which decreased by $1.0 million primarily due to the fewer number of employees in R&D functions following the restructuring undertaken in January 2007;

•	lower costs for supplies and materials, which decreased by $0.9 million due to reduced staffing levels following the restructuring;

•	lower allocated costs and other expenses of $0.7 million; and

•

lower non-employee stock compensation, which decreased by $0.5 million during the nine months ended September 30, 2007 as compared to the comparable period of 2006 because fewer options were granted to non-employees and the estimated fair value of each option granted was lower than in the comparable period.

This decrease was partially offset by:

•

higher non-cash stock compensation related to options granted to employees, which increased by $1.0 million during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 primarily due to the repurchase and cancellation of outstanding stock options from certain officers of the Company in January 2007, which resulted in a one time non-cash charge of $1.4 million in R&D. The repurchase and cancellation of the outstanding options was undertaken to make additional shares available for the grant of new equity incentives to non-executive employees; and

•	higher costs for outside services and manufacturing, primarily related to our P2X7 program, which increased by $1.3 million.

We expect R&D expenses in 2007, excluding non-cash stock compensation and approximately $0.8 million in restructuring related expenses, to decrease as compared to 2006 as a result of voluntary attrition and the effect of our restructuring carried out during the first quarter of 2007.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage changes as compared to the prior period are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total G&A expense	$5,654	$4,016	$17,672	$11,649
Dollar change	1,638		6,023
Percentage change	41%		52%

The increase in G&A expense between the third quarter of 2007 and the third quarter of 2006 was primarily attributable to:

•

higher outside service costs which increased by approximately $2.7 million primarily due to professional and legal fees and other transaction costs incurred in connection with our proposed merger with Evotec, and other diligence matters.

This was partially offset by:

•	lower employee compensation which decreased by $0.4 million primarily due to the fewer number of employees following the restructuring undertaken in January 2007; and

•	lower stock-based compensation which decreased by $0.7 million primarily due to the fewer number of employees in following the restructuring.

The increase in G&A expense between the first nine months of 2007 and the first nine months of 2006 was attributable to:

•

higher non-cash stock compensation for options granted to employees and non-employee directors which increased by $4.5 million as compared to the corresponding period in 2006 primarily due the repurchase and cancellation of outstanding stock options from certain officers of the Company in January 2007 which resulted in a one time non-cash charge of $5.9 million in G&A; and

•

higher outside service costs which increased by approximately $2.1 million, which was largely due to professional and legal fees and other transaction costs incurred in connection with our proposed merger with Evotec, and other diligence matters.

This was partially offset by

•	lower employee compensation which decreased by $0.3 million primarily due to the fewer number of employees following the restructuring undertaken in January 2007; and

•	lower non-employee stock compensation which decreased by $0.3 million due to a lower estimated fair value of the options granted to date in 2007.

We expect G&A expenses, excluding non-cash stock compensation, merger related expense and approximately $0.2 million in restructuring related expense, to decrease as compared to 2006.

Interest Income

Total interest income and dollar and percentage changes as compared to prior periods are as follows (dollar amounts are in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007		2006
Total interest income	$1,177		$1,415	$3,551		$4,028
Dollar change	(238)			(477)
Percentage change	(17	) %		(12	) %

The decrease in interest income in the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006 was primarily attributable to lower average investment balances in 2007.

Interest Expense

Interest expense was nominally lower during the nine months ended September 30, 2007 as compared to the corresponding period in 2006 due to the lower aggregate debt balances.

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

•

total operating expenses of $28.0 million to $32.0 million, excluding non-cash, stock-based compensation to be recognized in accordance with SFAS 123(R), merger related costs and $1.0 million in restructuring related expenses.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of September 30, 2007, we had received approximately $222.9 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In September 2005, we completed a public offering of common stock under which we received net proceeds of approximately $50.4 million. In addition, since inception to September 30, 2007, we financed the purchase of equipment and leasehold improvements with debt totaling approximately $15.2 million, of which $3.5 million was outstanding at September 30, 2007. The remaining obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 10.67% and are due in monthly installments through September 2010.

As of September 30, 2007, we had $85.7 million in cash, cash equivalents and short-term investments as compared to $99.1 million as of December 31, 2006, a decrease of $13.4 million. The decrease resulted primarily from cash used in operating activities, capital purchases and principal payments on outstanding debt related to capital purchases as well as $1.0 million in non-recurring restructuring costs. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

In January 2007 we implemented a restructuring plan that resulted in the Company reducing its workforce by approximately 40% of its positions. The restructuring was designed to reduce spending while maintaining the research and development capabilities needed to advance the Company’s late-stage preclinical drug discovery programs. As a result of the restructuring and broader efforts to reduce spending on general and administrative activities, we expect to record total operating expenses of approximately $28.0 million to $32.0 million in 2007, excluding non-cash, stock-based compensation expense to be recognized in accordance with SFAS 123(R), merger related costs and approximately $1.0 million in restructuring related expense.

Net cash used in operating activities was $12.0 million for the nine months ended September 30, 2007 as compared to $14.0 million in the corresponding period in 2006. The $2.0 million decrease in cash used in operations in the nine months ended September 30, 2007 as compared to the corresponding period in 2006 primarily reflected the impact of the restructuring partially offset by an increase in aggregate variable compensation paid to employees during the first part of 2007 for their efforts in 2006 and higher payments for insurance premiums. Additionally, in the second quarter of 2007, we received $4.5 million in revenue related to the milestones achieved in the period.

Net cash provided by investing activities was $13.1 million for the nine months ended September 30, 2007 as compared to net cash provided by investing activities of $61.0 million for the corresponding period in 2006. The fluctuation resulted primarily from timing differences in the investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investments. We expect similar fluctuations to continue in the future. Capital equipment purchases of $0.1 million for the nine months ended September 30, 2007 were significantly below the $2.8 million in capital purchases made during the corresponding period in 2006. We currently expect total capital equipment purchases for 2007 to be below $1.0 million.

Net cash used by financing activities was $1.3 million for the three month period ended September 30, 2007 compared to net cash of $2.7 million provided by financing activities during the corresponding period in 2006. Cash used by financing activities in the nine months ended September 30, 2007 is higher than the comparable period of 2006 as the Company did not receive proceeds from equipment financing during 2007.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	our proposed merger with Evotec;

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish or acquire sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

Under the merger agreement with Evotec, either party may be obligated to pay a termination fee of $6.0 million and reimburse certain transaction expenses up to $500,000 if the merger agreement is terminated under certain circumstances. Additionally, we anticipate incurring significant professional fees associated with the merger. As of September 30, 2007 we have incurred approximately $3.0 million in transaction advisory fees, legal and other professional fees related to the merger and other diligence matters.

Based on current projections, the Company expects current cash, cash equivalents and marketable securities to be sufficient to fund projected activities at least through the end of 2009.

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

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54 million. As of September 30, 2007, $46.0 million remains available under this registration statement. Pending the completion of the proposed merger with Evotec, we are prohibited by the terms of the merger agreement from issuing debt or equity securities without Evotec’s consent, subject to certain exceptions.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Vice President, Finance and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Vice President, Finance and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Principal Executive Officer and Vice President, Finance and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Currently, we depend on the efforts of Pfizer in connection with our collaborative research agreement and license and royalty agreement to research, develop and commercialize compounds that target the vanilloid receptor (VR1). We may consider additional collaborative arrangements for certain of our proprietary product candidates. We cannot control the time or resources that Pfizer or any future strategic partners or licensees will devote to our collaborations with those parties, nor can we control their business decisions. In addition, our collaborators may not perform their obligations as expected. Changes in a collaborator’s business strategy or business combinations involving a collaborator may adversely affect that party’s willingness or ability to successfully meet its obligations. Disagreements between us and our collaborators may lead to delays in or termination of the research, development or commercialization of product candidates or result in time-consuming and expensive negotiations, litigation or arbitration. The failure of any strategic partner or licensee to successfully complete its obligations in a timely manner or the termination or breach of agreements by such party, could materially harm our business, financial condition and results of operations.

The successful growth of our business may depend, in part, on our ability to find third party collaborators to assist or share in the costs of product development.

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. Potential third parties include pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

•	funding research, preclinical development, clinical trials and manufacturing;

•	seeking and obtaining regulatory approvals; and

•	successfully commercializing existing and future product candidates.

If we are not able to establish further collaboration agreements, we may be required to undertake product development and commercialization at our own expense. Such an undertaking may limit the number of product candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into additional collaborations could materially harm our business, financial condition and results of operations. Pending the completion of the proposed merger with Evotec, we are prohibited by the terms of the merger agreement from entering into material collaboration agreements without Evotec’s consent.

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

Even if we obtain FDA approval, our product candidate may not be approved for all indications that we request, which could limit the uses of our product and adversely impact our potential royalties and product sales. If FDA approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies. As to any product for which marketing approval is obtained, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product may result in restriction son the product, including withdrawal of the product from the market. We may be slow to adapt, or we may never adapt, to changes in existing requirements or adoption of new requirements or policies.

If we fail to comply with applicable U.S. regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, injunctions, civil penalties and criminal prosecution.

If we or our strategic partners or licensees fail to obtain regulatory approvals in other countries for product candidates under development, we will note able to generate revenue in such countries from the commercialization of product candidates.

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

Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than existing drugs. Even if approved and commercialized, any future product candidates may fail to achieve market acceptance with hospitals, physicians or patients. If our products do not receive market acceptance for any reason, our revenue potential could be diminished, which would materially adversely affect our business, financial condition and results of operations. Further, our competitors may develop new products that could be more effective or less costly, or that may seem more cost-effective, than our products.

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

We have no manufacturing facilities, and we have no experience in the commercial manufacturing of drugs. We depend on our partners, licensees and contract manufacturers to produce our product candidates for clinical trials and to manufacture, supply, store and distribute any resulting products.

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

•

Changing contract manufacturers may be difficult and the number of potential manufacturers is limited. Changing manufacturers may require re-validation of the manufacturing processes and procedures in accordance with FDA-mandated cGMPs. Such re-validation maybe costly and time-consuming. It may be difficult or impossible for us to find replacement manufacturers on acceptable terms quickly, or at all.

Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. We are not aware of any violations by our partners, licensees or contract manufacturers of any of these regulations or standards. While we are obligated to audit the performance of our contractor manufacturers, we do not have control over their compliance with these regulations and standards. Failure by our partners, licensees, contract manufacturers or us to comply with applicable regulations could result in sanctions that would have a material adverse effect on our business, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

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

We are highly dependent on the key members of our management and scientific staff, especially our Senior Vice President of Research and Development, Michael Kelly, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at anytime.

Among other equity incentive compensation, we have granted deferred stock units and stock options as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. Due to fluctuations in the trading price of our common stock, a substantial portion of the stock options held by our employees have exercise prices that are significantly higher than the current trading price of our common stock. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. In addition, certain covenants in our merger agreement with Evotec limit our ability to adjust cash compensation and issue equity awards to Company personnel, including key scientific staff, pending the completion of the proposed merger.

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

Since our inception, we have incurred significant net losses, including net losses of $28.4 million, $32.0 million, $39.9 million, $41.9 million and $25.1 million, respectively, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, and $26.0 million for the nine months ended September 30, 2007. As of September 30, 2007, our accumulated deficit was $208.4 million. None of our product candidates has completed development or received required regulatory approvals and, consequently, we have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if one or more of our product candidates is commercialized, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating expenditures in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During the nine months ended September 30, 2007, our net cash used in operating activities was $12.0 million and we had capital expenditures of $125,000. Our future capital requirements depend on many factors, including:

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

We intend to seek additional funding through strategic collaborations. We face intense competition from many other companies in the pharmaceutical and biotechnology industry for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. If we are unable to attract and retain corporate partners to develop, introduce and market our products, our business may be materially and adversely affected. Our strategy and any reliance on corporate partners, if we are able to establish such collaborative relationships, are subject to additional risks. Our collaborators may not devote sufficient resources to the development, introduction and marketing of our products or may not pursue further development and commercialization of products resulting from collaborations with us. If a corporate partner elects to terminate its relationship with us, our ability to develop, introduce and market our products may be significantly impaired and we may be forced to discontinue the product altogether. We may not be able to negotiate alternative corporate partnership agreements on acceptable terms, if at all. The failure of any collaboration efforts could have a material adverse effect on our ability to develop, introduce and market our products and, consequently, could have a material adverse effect on our business, results of operations and financial condition. Pending the completion of the proposed merger with Evotec, we are prohibited by the terms of the merger agreement from entering into material collaboration agreements without Evotec’s consent.

In addition to strategic collaborations, we may seek funding through private or public sales of our securities, entering into credit arrangements or licensing all or a portion of our technology. This funding may significantly dilute existing stockholders or may limit our rights to our technology.

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In addition, in 2005we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54.0 million. As of September 30, 2007, $46.0 million remains available under this registration statement.

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

Pending the completion of the proposed merger with Evotec, we are prohibited by the terms of the merger agreement from issuing debt or equity securities without Evotec’s consent, subject to certain exceptions.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.

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

We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biotechnology and pharmaceutical companies involves complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices), which proceedings could result in either the loss of the patent, denial of the patent application or the loss or reduction in the scope of one or more of the claims of a patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future or those we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages over competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. We rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business.

Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, in cases in which the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement.

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

Risks Related to the Proposed Merger with Evotec

Failure to complete our proposed merger with Evotec could adversely affect our stock price and future business and operations.

On September 19, 2007, we announced that we had entered into a definitive agreement to merge with Evotec in an all-share transaction. The proposed merger is subject to the satisfaction of closing conditions, including approval by Renovis stockholders, the listing of the Evotec ADSs to be issued to Renovis stockholders on the NASDAQ Global Market, antitrust regulatory clearance and other conditions set forth in the merger agreement. We cannot assure you that these conditions will be satisfied or that the merger will be successfully completed. In the event that the merger is not completed:

•

management’s attention may be diverted from our day-to-day business, we may lose key employees and our ongoing business and prospects, as well as relationships with current and potential collaborations and suppliers, may be disrupted by resulting uncertainties;

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; and

•	we will be required to pay significant costs related to the merger, such as legal, accounting and advisory fees.

Any such event could adversely affect our stock price and harm our business, financial condition and results of operations.

The restrictive covenants of the merger agreement have placed, and will continue to place, significant restrictions on our business operations until the completion of the merger with Evotec.

Pursuant to the merger agreement between the Company and Evotec, until the completion of the merger, the Company is required to conduct its business in the ordinary and usual course consistent with past practice. In addition, the Company shall not, among other things, agree to do any of the following without the prior written consent of Evotec:

•

make any acquisition of another business entity or division thereof, or sell, transfer or dispose of any material properties, facilities, equipment or other assets, except in the ordinary course of business;

•	incur any indebtedness, make any loans or make capital expenditures in excess of certain amounts;

•

enter into, amend or waive the terms of any exclusive supply, manufacturing or distribution agreement, or any material collaboration agreement, material license agreement or any other material agreement;

•

sell, transfer, license or otherwise dispose of Company intellectual property rights, or enter into any material amendment of an existing agreement with respect to such intellectual property rights; or

•

issue, sell, transfer or dispose of Company securities other than the issuance of common stock pursuant to outstanding equity awards or warrants and the grant of equity awards within certain specified limits.

Because the number of Evotec securities that each Renovis stockholder will receive in the merger will be determined by a fixed exchange ratio, if the market price of these Evotec securities declines, the value of the consideration that each Renovis stockholder will receive will decline.

At the effective time of the merger, each issued and outstanding share of Renovis common stock will be automatically converted into the right to receive a number of Evotec ADSs determined by a fixed exchanged ratio. Each Evotec ADS represents ordinary shares of Evotec. Accordingly, if the market price of Evotec ordinary shares declines, the value of the consideration Renovis stockholders will receive in the merger will also decline. In recent years, the stock market in general, and the securities of biotechnology companies in particular, have experienced extreme price and volume fluctuations. These market fluctuations, and other factors, may adversely affect the market price of Evotec securities. The market price of Evotec ordinary shares upon and after the consummation of the merger could be lower than the market price on the date of the merger agreement or the current market price.

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

Factors that could cause volatility in the market price of our common stock include:

•	our proposed merger with Evotec;

•	the results from any future clinical trials we may conduct;

•	developments in the clinical trials of potentially similar competitive products;

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of the introduction of new products by us or our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	comments by securities analysts;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of securities analysts;

•	rumors relating to us or our competitors;

•	additions or departures of key personnel;

•	third party reimbursement policies; and

•	developments concerning current or future collaborations, strategic alliances or similar relationships.

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

In March 2005, we adopted a stockholder rights plan, which we amended in September 2007 to exclude the proposed merger with Evotec from the operation of the rights plan. Although the rights plan will not prevent a takeover, it is intended to encourage anyone seeking to acquire our company to negotiate with our board prior to attempting a takeover by potentially significantly diluting an acquirer’s ownership interest in our outstanding capital stock. The existence of the rights plan may also discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. In addition, under the terms of the merger agreement, we would be required to pay a termination fee of $6 million and up to $500,000 in stipulated expenses to Evotec if, among other things: our board of directors changes or revokes its recommendation to stockholders to approve the merger; the board of directors approves a competing proposal, as defined in the merger agreement; following the announcement of a competing proposal, the merger agreement is terminated by either party because of the expiration of a six or nine month period, as applicable, or because Company stockholders did not approve the merger, and within twelve months of such termination a transaction with respect to a competing proposal is consummated; or there are certain breaches of the merger agreement.

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

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds have been invested into investment grade securities and money market accounts.

We have used, and intend to continue to use, these proceeds for general corporate purposes, including clinical trials, research and development expenses, general and administrative expenses, manufacturing expenses and potential acquisitions of companies, products and technologies that complement our businesses.

Issuer Purchases of Equity Securities

For the three months ended September 30, 2007 we repurchased 232 shares during the month of August 2007 at an average price per share of $1.13.

None of the repurchases of common stock noted above were made pursuant to a publicly announced plan. The shares repurchased were related to the early exercise of options that had not yet vested upon termination of the purchaser’s employment. The repurchase price paid was the exercise price paid by the option holder.

Item 3.	Defaults Upon Senior Securities

(a)	None

(b)	None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a)	None

(b)	None

Item 6.	Exhibits

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger by and between Evotec AG and Renovis, Inc., dated September 18, 2007.

4.1(1)	Amendment to the Rights Agreement between Renovis, Inc and Wells Fargo Shareowner Services, dated September 18, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32	Section 1350 Certification of Chief Executive Officer and Principal Financial and Accounting Officer.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-50564) filed on September 24, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November, 2007.

Renovis, Inc.

/s/ Jeffrey Farrow
Jeffrey S. Farrow
Vice President, Finance and Chief Accounting Officer (Principal accounting officer)