Form 10-K
period 2007-12-31
RENOVIS INC
filed 2008-03-17
CIK 1118361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $83,855,524 computed by reference to the last sales price of $3.60 as reported by the NASDAQ Global Market (formerly the NASDAQ National Market), as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2006.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 1, 2008 was 30,269,204

DOCUMENTS INCORPORATED BY REFERENCE

None

RENOVIS, INC.

FORM 10-K — ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2007

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•	the progress, timing and expected completion of the research, development and clinical trials for any of our current or future product candidates;

•	sufficiency of our cash reserves;

•	the progress, timing and expected completion of the merger with Evotec AG;

•	our relationships with licensees, partners and collaborators;

•	filing for and receipt of future regulatory approvals or clearances;

•	our ability, or the ability of our collaborators, to market, commercialize and achieve market acceptance for our future product candidates;

•	our future financial performance; and

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others.

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

Overview

Renovis is a science-driven, target based biopharmaceutical company that seeks to discover, develop, and commercialize therapeutics for major medical needs in the areas of neurological and inflammatory diseases. We apply our integrated capabilities in preclinical research and development, including molecular biology, medicinal chemistry, in vitro and in vivo pharmacology, drug metabolism and pharmacokinetics, toxicology and informatics, to identify and select small molecule drug candidates that meet stringent standards for development. This approach has yielded multiple lead candidates from diverse, proprietary chemical series in our late-stage preclinical programs for the treatment of pain and inflammation. We are engaged in an exclusive, worldwide collaboration with Pfizer Inc. (Pfizer) to discover and develop product candidates targeting the vanilloid receptor, VR1, for the potential treatment of pain and other major medical needs. Our unpartnered preclinical programs are focused on identifying antagonists of the purinergic receptors, P2X7 and P2X3, as novel potential treatments for a broad spectrum of pain, urological and inflammatory conditions.

Based on the progress to date demonstrated in the table above and our planned activities in 2008, we currently expect Pfizer to begin clinical development of a VR1 antagonist in 2008 and we currently expect to begin clinical development of a product candidate from our P2X7 program during 2008 and one from our P2X3 program in 2009.

On September 18, 2007, we entered into an agreement and plan of merger with Evotec AG, a German company, pursuant to which Evotec is expected to acquire Renovis in an all-share transaction. The merger agreement provides that, subject to the satisfaction of certain conditions, a wholly-owned subsidiary of Evotec will merge with and into Renovis, with Renovis surviving as a wholly-owned subsidiary of Evotec. Pursuant to the terms of the merger agreement, each issued and outstanding share of Renovis common stock will be automatically converted into the right to receive 0.5271 of an American Depositary Share, ADS, of Evotec, with each ADS representing two ordinary shares of Evotec, such that each issued and outstanding share of Renovis common stock will be exchanged for ADSs representing 1.0542 Evotec ordinary shares. The boards of directors of both Renovis and Evotec have unanimously approved the transaction, which remains subject to the approval of our stockholders, the listing of the Evotec ADSs on the NASDAQ Global Market, antitrust regulatory clearance, and other customary closing conditions. If stockholder approval is obtained, we currently anticipate that the merger will be completed in the first half of 2008. On January 7, 2008, Evotec filed a registration statement on Form F-4 with the Securities and Exchange Commission (SEC) for the registration of its ordinary shares to be issued in connection with the proposed merger and amendments to that registration statement on February 20, 2008, March 11, 2008 and March 13, 2008. This registration statement has not yet been declared effective.

Unless otherwise indicated, the discussions in this report relate to Renovis as a stand-alone entity and do not reflect the impact of the proposed merger.

We were incorporated in Delaware on January 5, 2000. Our office is located at Two Corporate Drive, South San Francisco, California 94080, and our telephone number is (650) 266-1400. Our website address is www.renovis.com.

Our Drug Discovery Approach

The goal of our drug discovery organization is to discover and develop small molecule drugs to treat major medical needs in the areas of neurological and inflammatory diseases. We select molecular targets that have a biologically or chemically validated role in a neurological or inflammatory disease process affecting many patients and for which we believe there is an opportunity for significant improvement in the safety, dosing, or effectiveness of existing treatment options. We believe such targets offer us opportunities to efficiently identify and develop best-in-class or first-in-class product candidates.

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

We believe this early integration of a broad spectrum of drug discovery capabilities focused on specific high value target families is a critical element that distinguishes our drug discovery approach. With a less integrated approach, organizations frequently focus more narrowly on optimizing molecules for a single desired trait such as potency or metabolism and subsequently encounter difficulty in adding other important drug-like characteristics, such as oral bioavailability or an ability to penetrate into the central nervous system. We believe our fully integrated drug discovery approach may lead to better preclinical and clinical success rates with small molecule drug candidates that have the potential to become best-in-class human therapeutics.

Our scientists design and create proprietary focused screening libraries for the identification and generation of chemical leads in our drug discovery programs. The identification of drug-like lead molecules is a critical step in the drug discovery process and we invest significant time and effort in library design and synthesis to ensure that the compounds incorporate critical drug-like properties. These focused screening libraries are synthesized at Renovis (or by one or more of our preferred global vendors) for our internal drug discovery screens. Where appropriate, we focus our research on families of related molecular targets to improve our ability to leverage our proprietary screening libraries across multiple drug discovery programs. In our VR1, P2X7, and P2X3 programs we were successful in rapidly identifying multiple proprietary molecules from our focused chemical screening libraries that appear to be potent and selective antagonists of the receptors and which offered promising opportunities for rapid development toward our goal of securing best or first-in-class status.

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

Drug Discovery Programs

Our drug discovery and development programs focus on new therapeutic approaches for the potential treatment of neurological and inflammatory diseases.

Neurological Diseases

In the area of neurological diseases we are currently focused on identifying and developing new treatments for pain. In our programs that address various forms of pain, our strategy is to pursue novel targets and mechanisms of analgesia, or pain relief, that are superior to those of existing pain treatments. Our goal in each program is to identify and develop orally bioavailable analgesics suitable for once-daily dosing that demonstrate superior efficacy in multiple chronic pain indications, such as osteoarthritic pain, or pain associated with osteoarthritis, and neuropathic pain, or nerve pain. We believe that small molecules that inhibit the vanilloid receptor 1 (VR1) or the purinergic receptors P2X3 and P2X7 have the potential to meet this goal.

Chronic Pain Market Opportunity

The world wide pain management market for 2008 is estimated to exceed $29.8 billion. Currently marketed treatment options for chronic pain include narcotics, non-steroidal anti-inflammatories and COX2 inhibitors for inflammatory pain and antidepressants and anticonvulsants, such as Neurontin® and Lyrica® , for neuropathic pain. The existing treatment options for chronic inflammatory pain have limitations including physical dependence, gastrointestinal bleeding, increased risk of serious cardiovascular events (heart attack and stroke) and liver damage. The most prevalent treatments for neuropathic pain demonstrate central nervous system side effects such as sedation, dizziness and cognitive defects. In addition, many patients do not experience satisfactory pain relief. We believe the shortcomings of existing therapies provide an opportunity for new classes of therapies for chronic pain. Accordingly, the goal for our drug discovery programs focused on pain is to identify and develop well-tolerated, orally bioavailable therapies, suitable for once daily dosing with efficacy equivalent to or greater than currently marketed treatment options in a broad range of chronic pain states.

VR1 Antagonist Program

Key mediators of pain signaling are ion channels, which regulate the flow of different ions, or charged atoms, between the inside and outside of neurons, or nerve cells. The transient receptor potential (TRP) ion channels constitute a large and diverse family of ion channels, several of which are thought to mediate pain signaling and are attractive targets for drug discovery. The best known of these is the VR1 receptor. We believe drugs that block VR1, preventing it from activating nerve cell signaling, could be effective, non-narcotic analgesics for the treatment of chronic pain and could also be effective for treating non-neurological conditions such as urinary incontinence, irritable bowel syndrome and asthma.

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

Our collaboration with Pfizer to identify, develop and commercialize VR1 antagonists is one of our most advanced preclinical programs. We began our internal VR1 drug discovery program in 2003 and combined efforts with Pfizer following the execution of our collaborative research agreement in May 2005. In June 2007, Pfizer nominated a VR1 antagonist molecule for potential IND-enabling studies. Based on the progress of the program to date and our planned activities in 2008, we expect that Pfizer will initiate human clinical studies during 2008. We are eligible to receive milestone payments of more than $170.0 million and double-digit royalties on worldwide net sales of products successfully developed and commercialized under this collaboration.

P2X3, P2X2/3 Antagonist Program

The P2X3 and P2X2/3 receptors are members of a family of ligand-gated ion channels known as purinergic receptors. We believe that the P2X3 and P2X2/3 receptors are promising therapeutic targets for major medical needs in the areas of chronic pain and bladder dysfunction. These receptors are present in a restricted subset of primary sensory neurons, and preclinical studies examining their function suggest that they may have important roles in pain signaling and bladder function in humans. Studies conducted using small molecule antagonists of P2X3 and P2X2/3, as well as gene disruption experiments, have demonstrated pain relief in multiple preclinical models of chronic inflammatory and neuropathic pain as well as utility in preclinical models of urinary incontinence.

We are conducting a drug discovery program to identify and develop product candidates that act as antagonists of the P2X3 and P2X2/3 receptors. To our knowledge, there are no marketed therapies that target this novel therapeutic mechanism. We have successfully identified proprietary small molecule antagonists of P2X3 and are actively engaged in the optimization of these lead candidates to support the selection of a candidate for IND-enabling preclinical studies. Based on our progress to date and our planned activities in 2008 and 2009, we expect to commence clinical development of a first-in-class P2X3 antagonist drug candidate during 2009.

Inflammatory Diseases

P2X7 Antagonist Program

Consistent with our focus on families of related molecular targets, we are pursuing a drug discovery program to identify and develop antagonists of the purinergic receptor, P2X7, which represents a promising molecular target for potential new therapies in the areas of rheumatoid arthritis (RA) and inflammatory bowel disease (IBD). Approximately 2.1 million Americans suffer from RA and approximately 1 million more are afflicted with the two most common forms of IBD, ulcerative colitis and Crohn’s disease. There is a need for safe and effective small molecule therapies that can be taken orally for these inflammatory conditions as current treatment options are often complex combination therapies including intravenous infusions or injections. In addition, many patients do not respond to available therapies or are unable to tolerate current treatments. Side effects of current RA and IBD treatments include increased risk of serious infections, sepsis, tuberculosis and rare cases of opportunistic infections that can be fatal.

The P2X7 receptor is a member of the purinergic family of ligand-gated ion-channels. In contrast to the P2X3 and P2X2/3 receptors which are present primarily in sensory neurons and represent targets for potential new therapies to treat chronic pain, the P2X7 receptor is found primarily in cells of the immune systems where it is thought to play a role in inflammatory processes related to human diseases. P2X7 has been shown to initiate processing and release of IL-1 family cytokines such as IL-1ß and IL-18, which are believed to play a role in the inflammation underlying diseases like RA and IBD. Published research with gene disrupted mice indicates that the absence of P2X7 reduces inflammatory responses and the severity of induced arthritis. In addition to this preclinical evidence of the role of P2X7 in inflammatory diseases, a major pharmaceutical company has reported positive clinical results from a Phase II study of a small molecule P2X7 antagonist in RA patients.

Our goal for this program has been to design best-in-class P2X7 receptor antagonists that are distinguished by their potency, selectivity, pharmacokinetic properties and safety profiles. To date, we have identified and validated novel, orally bioavailable, potent, selective P2X7 antagonists from multiple proprietary chemical series. We have selected a lead molecule for IND enabling studies and we are continuing to optimize the characteristics of other candidates as back-up compounds. Based on our progress to date and our planned activities in 2008, we expect to commence clinical development of a P2X7 antagonist drug candidate during 2008.

Other Programs

Exploratory Programs

In addition to our VR1, P2X3, and P2X7 drug discovery programs, we conduct exploratory research on an ongoing basis to identify promising molecular targets to add to our preclinical pipeline in the future. For example, we have identified potent, small molecule antagonists of TRPV4, which is a member of the family of transient receptor potential ion channels that also includes the VR1 receptor. Preliminary research indicates that TRPV4 may be an attractive target for the potential treatment of chronic pain. We have made similar progress in an exploratory program involving a key regulator of the endo-cannabinoid system, Fatty Acid Amide Hydrolase (FAAH). We have identified potent, small molecule antagonists of FAAH. Research suggests that FAAH could be a novel mechanism for new therapies to treat a range of neurological conditions, including chronic pain, Parkinson’s disease, and anxiety.

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

Pursue best-in-class and first-in-class opportunities involving families of related disease targets. We select molecular targets that have a biologically or chemically validated role in a neurological or inflammatory disease process for which we believe our proprietary chemical library may yield drug-like lead compounds. Where appropriate, we focus our research on families of related molecular targets to improve our ability to leverage our screening libraries across multiple drug discovery programs. The molecular targets we select are not proprietary and, therefore, we seek targets that we believe offer us an opportunity to efficiently identify and develop best-in-class or first-in-class product candidates that could have important competitive advantages in the marketplace.

Take an integrated approach to the early identification and design of lead compounds. We integrate a broad range of drug discovery capabilities early in the discovery process with a focus on rapidly identifying the optimal balance of properties required for a best-in-class human therapeutic, such as potency, selectivity, safety, exposure, dosing frequency and patient compliance. These capabilities include medicinal chemistry, cell biology and high throughput screening, in vivo pharmacology, toxicology and safety, as well as an extensive series of in vitro and in vivo metabolic and safety profiling assays. We believe this early integration of a broad spectrum of in vitro and in vivo drug discovery capabilities is a critical element that distinguishes our drug discovery approach.

Develop orally available, small molecule drugs. Our drug discovery and development efforts generally focus on orally available small molecule drugs. The major commercial advantage of small molecule product candidates is the potential for oral administration as tablets or pills. In addition, small molecule drugs can be manufactured by conventional methods, resulting in lower manufacturing costs and higher margins than for other types of drugs, such as protein therapeutics.

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

Strategic Alliances

We believe that strategic alliances with the right partners can improve our ability to build a sustainable pipeline of product candidates. Our existing collaborations with Pfizer and Genentech allow us to leverage their expertise in the clinical development and commercialization of drugs to treat major medical needs of large patient populations.

Pfizer

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target VR1. The collaboration focuses on treatments for pain and other diseases and disorders. Under these agreements, we received an upfront license fee of $10.0 million in July 2005. In addition to the upfront license fee, the agreements with Pfizer also provided us with research funding in excess of $7.0 million over an initial two-year research period, subject to Pfizer’s option to extend for up to two additional years with additional funding requirements. The initial funded research period ran through June 2007. Under the licensing and royalty agreement with Pfizer, we will be eligible to receive research, development, approval and commercialization milestone payments resulting in total potential payments to us of greater than $170.0 million through successful achievement of research development and commercialization milestones for product candidates resulting from the collaboration. Upon commercialization of a product resulting from the collaboration, we would be entitled to receive double-digit royalties on net sales by Pfizer.

On April 9, 2007, we and Pfizer amended the collaborative research agreement to extend the term of the agreement for an additional twelve months. Under the terms of the extension, Pfizer will continue to fund all aspects of the collaboration, including the research and preclinical development efforts at Renovis through June 30, 2008. Other terms of the collaboration and licensing agreements between Pfizer and Renovis were not changed.

Genentech

In December 2003, we entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. In addition to the payment of upfront license and technology access fees, Genentech made a $3.0 million equity purchase concurrent with our initial public offering. Pursuant to the agreement, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialize protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role, for which we are eligible to receive future milestones and royalty payments. We retained rights regarding products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions and would be required to make royalty payments and, in certain cases, milestone payments on any potential products that we were to develop and commercialize under the collaboration.

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

As of December 31, 2007, we owned more than 30 U.S. patents, 30 U.S. patent applications, and 100 foreign patent and patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. Additionally, as of December 31, 2007, we have licensed, from institutions such as the Oklahoma Medical Research Foundation (OMRF), the University of Kentucky Research Foundation (UKRF), the Regents of the University of California (the Regents) and others, the exclusive rights to more than 20 U.S. patents, 3 U.S. patent applications, 60 foreign patents and 10 foreign patent applications related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. We face the risk that one or more of the above patent applications may be denied. We also face the risk that our issued patents may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop. We also note that U.S. patents and patent applications may be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful, would result in the entire loss of our patent or the relevant portion of our patent and not just with respect to that particular infringer. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug product is intended to treat a chronic disease, as is the case with some of the product candidates we are developing, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more. Government regulation may delay or prevent marketing of product candidates or new diseases for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the product. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the good manufacturing practices regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

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

Employees

As of December 31, 2007, we had approximately 67 full-time employees, including 21 Ph.D.s. Of the full-time employees, 52 were engaged in research and development and 15 were engaged in general and administrative activities. We believe our relations with our employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission, or SEC. Our website address is www.renovis.com. We can furnish without charge to you, upon written or oral request, copies of our reports. You should direct any request to Jeffrey S. Farrow, Vice President, Finance and Chief Accounting Officer, Renovis, Inc., Two Corporate Drive, South San Francisco, California 94080.

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

You must evaluate us in light of the uncertainties and complexities inherent in an early stage biopharmaceutical company. All of our product candidates are in early stages of development and the commercialization of those products will not occur, if at all, for several years. Our future success is dependent upon, among other factors, our ability to develop viable product candidates, successfully complete clinical trials and obtain regulatory approval for those product candidates. All of our early stage drug discovery programs are focused on unproven molecular disease targets and will require extensive additional research and development prior to the commercial introduction of any product candidates. There can be no assurance that any of our research and development and clinical trial efforts, or those of our strategic partners and licensees, will result in viable new products. For example, in October 2006, AstraZeneca, our exclusive licensee for NXY-059 indicated its intention to discontinue the development of that product candidate following the announcement that it did not meet the primary or secondary endpoints in a pivotal Phase III study. Also, in August 2005, based on results of our Phase II clinical trials in patient volunteers with post-herpetic neuralgia and sciatica, we announced the discontinuation of development of REN-1654 as an oral medication and, in June 2005, we announced our decision to discontinue efforts to develop REN-850 for the treatment of multiple sclerosis. Finally, in July 2004, we announced our decision to discontinue efforts to commercialize REN-213, an intravenous drug candidate we were developing for the treatment of acute post-operative pain.

We depend on the efforts of strategic partners and licensees to develop and commercialize many of our product candidates.

Currently, we depend on the efforts of Pfizer in connection with our collaborative research agreement and license and royalty agreement to research, develop and commercialize compounds that target the vanilloid receptor (VR1). In fact, all of our revenue for 2007 resulted from our collaboration with Pfizer. In addition, we may enter into collaborative arrangements in connection with our other early-stage proprietary product candidates. We cannot control the time or resources that Pfizer or any future strategic partners or licensees will devote to our collaborations with those parties, nor can we control their business decisions. Moreover, our collaborators may not perform their obligations as expected. Changes in a collaborator’s business strategy or business combinations involving a collaborator may adversely affect that party’s willingness or ability to successfully meet its obligations. Disagreements between us and our collaborators may lead to delays in or termination of the research, development or commercialization of product candidates or result in time-consuming and expensive negotiations, litigation or arbitration. The failure of any strategic partner or licensee to successfully complete its obligations in a timely manner or the termination or breach of agreements by such party, could materially harm our business, financial condition and results of operations.

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

We depend on contract research organizations, or CROs, and independent clinical investigators to conduct certain preclinical studies and clinical trials under agreements with us or our collaborators. In our preclinical research programs, we depend on CROs to conduct certain medicinal chemistry and in vivo testing activities that we are not staffed to perform ourselves. In addition, we and our collaborators may rely on independent clinical investigators to conduct future clinical trials of our product candidates. The personnel at these organizations are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Our contracts with these entities may involve fixed fees and if the costs of performing the research activities or clinical trials exceed estimates, they may fail to devote sufficient time and resources to our drug discovery and development programs, fail to enroll patients as rapidly as expected or otherwise fail to perform in a satisfactory manner. Failure of the CROs and independent investigators to meet their obligations could adversely affect the development of our product candidates and delay the regulatory approval and commercial introduction of our product candidates. Moreover, these CROs and independent investigators may also have relationships with other commercial entities, some of which may compete with us. If CROs and independent investigators assist our competitors, it could harm our competitive position.

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

We have no manufacturing facilities, and we have no experience in the commercial manufacturing of drugs. We depend on our partners, licensees and contract manufacturers to produce our product candidates for clinical trials and may rely on these parties to manufacture, supply, store and distribute any resulting products.

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

We are highly dependent on the key members of our management and scientific staff, especially our Senior Vice President of Research and Development,

Michael Kelly, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at anytime. For example, John C. Doyle, our Senior Vice President, Corporate Development and Chief Financial Officer, and Corey S. Goodman, Ph.D., our President and Chief Executive Officer, resigned in June and October 2007, respectively

Among other equity incentive compensation, we have granted deferred stock units and stock options as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. Due to fluctuations in the trading price of our common stock, a substantial portion of the stock options held by our employees have exercise prices that are significantly higher than the current trading price of our common stock. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. In addition, certain covenants in our merger agreement with Evotec limit our ability to adjust cash compensation and issue equity awards to Company personnel, including key scientific staff, pending the completion of the proposed merger.

If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates our business and results of operations could be adversely affected.

We have a history of losses and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $32.8 million, $28.4 million, $32.0 million, $39.9 million, $41.9 million and $25.1 million, respectively, for the years ended December 31, 2007, 2006, 2005, 2004, 2003 and 2002. As of December 31, 2007, our accumulated deficit was $215.2 million. None of our product candidates has completed development or received required regulatory approvals and, consequently, we have not generated revenues from the sale of products and do not expect to do so for at least the next several years. Even if one or more of our product candidates is commercialized, we expect to incur substantial losses for the foreseeable future. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to continue to incur significant operating expenditures in the foreseeable future as we:

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

We believe that existing cash reserves will fund our planned activities for more than the next 12 months. However, we will require substantial future capital in order to continue to conduct the research and development, clinical and regulatory activities necessary to bring our product candidates to market and to establish commercial manufacturing, sales and marketing capabilities. During 2007, our net cash used in operating activities was $18.0 million and we had capital expenditures of $199,000. Our future capital requirements depend on many factors, including:

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

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC has not declared this registration statement effective and securities may not be sold, nor may offers to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In addition, in 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54.0 million. As of December 31, 2007, $46.0 million remains available under this registration statement.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of December 31, 2007, our short-term investments included $16.9 million of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. Substantially all of our auction-rate investments are AAA rate or equivalent and backed by pools of student loans substantially guaranteed by the U.S. Department of Education. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing substantially all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To date we have collected all interest payable on all of our auction-rate securities when due. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. Although to date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful, a buyer is found outside of the auction process, the issuers redeem these securities or establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 20 to 37 years. If the credit ratings of the security issuers deteriorate or any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. Based on our ability to access our cash and cash equivalents and other short term investments, we do not anticipate that the current lack of liquidity of these investments will affect our ability to continue to operate our business in the ordinary course; however, we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately be required to recognize an impairment charge with respect to these investments.

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

Biopharmaceutical technologies have undergone rapid and significant change and we expect that they will continue to do so. Any compounds, products or processes that we or our strategic partners or licensees develop may become obsolete or uneconomical before achieving significant revenues. Rapid technological change could also make any of our potential candidate products obsolete or uneconomical.

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

There were no matters submitted to a vote of the security holders during the fourth quarter of 2007.

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

	High	Low
Fiscal Year Ended December 31, 2006:
First Quarter	$24.01	$15.05
Second Quarter	$21.23	$13.40
Third Quarter	$16.00	$10.53
Fourth Quarter	$15.46	$2.99
Fiscal Year Ended December 31, 2007:
First Quarter	$3.74	$3.05
Second Quarter	$4.30	$3.17
Third Quarter	$4.00	$2.95
Fourth Quarter	$3.97	$2.86

As of March 1, 2008, there were approximately 233 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item concerning the Company’s equity compensation plans is discussed in Note 11 to the financial statements contained in Part II Item 8 of this annual report.

Recent Sales of Unregistered Securities

None.

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

We did not repurchase any shares of common stock during the fourth quarter of 2007.

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

	Year ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Contract revenue	$9,767	$10,428	$6,647	$2,625	$4,500
Operating expenses:
Research and development	26,266	28,112	30,724	33,899	21,805
General and administrative	20,531	15,595	10,087	9,750	7,141
Acquired in-process research and development	—	—	—	—	17,305

Total operating expenses	46,797	43,707	40,811	43,649	46,251
Loss from operations	(37,030)	(33,279)	(34,164)	(41,024)	(41,751)
Interest income (expense), net	4,215	4,903	2,184	1,083	(121)

Net loss	(32,815)	(28,376)	(31,980)	(39,941)	(41,872)
Deemed dividend upon issuance of Series E convertible preferred stock	—	—	—	—	(43,393)

Net loss applicable to common stockholders	$(32,815)	$(28,376)	$(31,980)	$(39,941)	$(85,265)

Basic and diluted net loss per share applicable to common stockholders	$(1.11)	$(0.97)	$(1.24)	$(1.84)	$(87.93)

	At December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$79,393	$99,107	$118,889	$86,959	$41,437
Total assets	85,750	107,301	126,612	96,125	52,551
Long-term liabilities	1,689	3,684	6,372	3,039	1,672
Convertible preferred stock	—	—	—	—	123,266
Total stockholders’ equity (net capital deficiency)	75,573	93,086	108,598	82,776	(78,552)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above under the caption “Business – Risk Factors.” You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements for the year ended December 31, 2007 and the related notes appearing in Part II Item 8 of this report.

Overview

We are a science-driven, target based biopharmaceutical company focused on the discovery and development of drugs to treat major medical needs in the areas of neurological and inflammatory diseases. Our integrated capabilities in preclinical research and development, including medicinal chemistry, bioinformatics, molecular biology and pharmacology, enable us to identify and select drug candidates that meet stringent standards for development. This approach has yielded multiple lead candidates in our preclinical programs for pain and inflammation. Our proprietary preclinical programs are focused on identifying antagonists of selected purinergic receptors as novel potential treatments for a broad spectrum of pain and inflammatory conditions. In addition, we have entered into a collaboration with Pfizer to discover and develop product candidates targeting the vanilloid receptor, VR1, for the potential treatment of pain and other diseases and disorders.

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

In January 2007, we committed to a restructuring plan with the intention of reducing spending while maintaining the research and development capabilities needed to advance our late-stage preclinical drug discovery programs. The plan was designed to reduce our workforce by approximately 40% and was completed by the end of the first quarter of 2007. For the year ended December 31, 2007, we incurred and paid restructuring costs of approximately $1.0 million primarily associated with one-time termination benefits.

In the second quarter of 2007, John Doyle, our Senior Vice President of Corporate Development and Chief Financial Officer resigned and Jeffrey Farrow was promoted to Vice President of Finance and Chief Accounting Officer. In October 2007, Corey Goodman, our President and Chief Executive Officer, resigned and was replaced by John Walker, Executive Chairman and Principal Executive Officer.

On September 18, 2007, we entered into an agreement and plan of merger with Evotec AG, a German company, pursuant to which Evotec is expected to acquire Renovis in an all-share transaction. The merger agreement provides that, subject to the satisfaction of certain conditions, a wholly-owned subsidiary of Evotec will merge with and into Renovis, with Renovis surviving as a wholly-owned subsidiary of Evotec. Pursuant to the terms of the merger agreement, each issued and outstanding share of Renovis common stock will be automatically converted into the right to receive 0.5271 of an American Depositary Share, ADS, of Evotec, with each ADS representing two ordinary shares of Evotec, such that each issued and outstanding share of Renovis common stock will be exchanged for ADSs representing 1.0542 Evotec ordinary shares. The boards of directors of both Renovis and Evotec have unanimously approved the transaction, which remains subject to the approval of our stockholders, the listing of the Evotec ADSs on the NASDAQ Global Market, antitrust regulatory clearance, and other customary closing conditions. If stockholder approval is obtained, we currently anticipate that the merger will be completed in the first half of 2008. On January 7, 2008, Evotec filed a registration statement on Form F-4 with the Securities and Exchange Commission (SEC) for the registration of its ordinary shares to be issued in connection with the proposed merger and amendments to that registration statement on February 20, 2008, March 11, 2008 and March 13, 2008. This registration statement has not yet been declared effective.

Unless otherwise indicated, the discussions in this report relate to Renovis as a stand-alone entity and do not reflect the impact of the proposed merger.

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target the VR1. The collaboration focuses on treatments for pain and other diseases and disorders. Under the agreements, we received an upfront license fee of $10.0 million in July 2005.

In addition to the upfront license fee, the agreements with Pfizer also provided us with research funding in excess of $7.0 million over a two-year research period ending in June 2007 and provided Pfizer with an option to extend up to two additional years with additional funding requirements. In April 2007, we and Pfizer amended the collaborative research agreement to extend the term of the agreement by an additional twelve months, providing us with additional research funding through June 30, 2008. Other terms of the collaboration and licensing agreements between Pfizer and Renovis were not changed. We initially deferred the upfront license fee and were recognizing it as contract revenue on a straight-line basis over the estimated initial research period of two years through June 2007. As a result of the amended agreement, we revised the estimated completion date of the research term from June 30, 2007 to June 30, 2008. Accordingly, we began recognizing the remaining deferred revenue as of December 31, 2006, $2.5 million, on a straight-line basis through the new estimated completion date of the research period, June 30, 2008. Pfizer has the option to extend the research period for up to one additional year from June 2008 subject to additional funding requirements. Additionally, upon the successful achievement of research, development and commercialization milestones for each product resulting from the collaboration, we will be eligible to receive milestone payments greater than $170.0 million in aggregate. In addition to milestone payments, we will be entitled to receive double-digit royalties on net sales by Pfizer upon commercialization of a product generated by the collaboration. We began recognizing revenue under these agreements in the third quarter of 2005. For the years ended December 31, 2007, 2006 and 2005, we recognized $9.8 million, $10.1 million and $4.3 million, respectively, in contract revenue. Revenue recognized in 2007 included milestone revenue of $4.5 million related to the placement by Pfizer of a second product candidate from the VR1 program into IND-enabling studies and for the completion of certain studies with a previously nominated compound. Revenue recognized in 2006 included milestone revenue of $1.5 million that we earned in connection with specific progress of the VR1 collaboration into preclinical studies.

In December 2003, we entered into a collaborative research, development and license agreement with Genentech for the discovery and development of drugs that inhibit pathological or tumor angiogenesis and promote nerve re-growth following nervous system injury. Under the terms of the agreement, Genentech paid us an upfront license and technology access fee of approximately $5.3 million in January 2004 and made a $3.0 million equity purchase concurrent with our initial public offering. The upfront payment was deferred and recognized as contract revenue on a straight-line basis over the research period, which ended in February 2006. While the research period has ended, the agreement with Genentech remains in effect. We are eligible to receive future milestones and royalty payments on therapeutic products emerging from the collaboration that are developed and commercialized by Genentech. In exchange, Genentech obtained exclusive worldwide rights to research, develop, manufacture and commercialize protein-based therapeutics and other drug compositions for the treatment of cancer and other diseases in which mechanisms underlying new blood vessel growth play a significant role. Unless Genentech exercises certain rights and makes additional payments to us, we will have the right to develop and commercialize products arising from the collaboration that are specifically useful for the treatment of central and peripheral nervous system diseases and conditions. We would be required to make royalty payments and, in certain cases, milestone payments to Genentech on products that we develop and commercialize under the collaboration. As of December 31, 2007, we have not incurred any such payments under the agreement with Genentech.

As of December 31, 2007, we had an accumulated deficit of $215.2 million and approximately $79.4 million in cash, cash equivalents and short-term investments. We anticipate that our current cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations for more than the next 12 months. However, changes to our current operating plan may require us to consume our capital resources sooner than we expect.

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

During the years ended December 31, 2007, 2006 and 2005, we incurred research and development expenses of $26.3 million, $28.1 million and $30.7 million, respectively. All of the research and development expense incurred in 2007 and 2006 related to our preclinical R&D programs. For the year ended December 31, 2005, we incurred $25.4 million in R&D expense relating to our preclinical programs and $5.3 million in R&D expense relating to clinical development activities. During the years ended December 31, 2007 and 2006, research and development expense decreased by $1.8 million and $2.6 million, respectively as compared to the prior year. The decrease in research and development expense in the past two years primarily reflected our decisions to end certain clinical development programs, all of which involved multiple Phase II clinical studies that were in progress during 2005. R&D expense also decreased in 2007 from 2006 as a result of our restructuring. Preclinical R&D expense increased in 2006 from 2005 as a result of our investments in preclinical activities in the areas of neurological and inflammatory diseases. The increase in expense in 2006 was the result of adding key personnel in chemistry and pharmacology to support expansion of our preclinical programs, including our proprietary programs to identify antagonists of the purinergic receptors, P2X7 and P2X3. We also maintained our effort to identify and advance molecules within our collaboration with Pfizer, and we invested in certain exploratory programs that represent future opportunities to further expand our internal pipeline.

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

Revenue Recognition

Our revenues are generated by complex collaborative research and licensing arrangements. Revenues under such agreements may include upfront payments, research funding, milestone payments and royalties. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables , we evaluate whether the delivered element under these arrangements has value to our collaborative partner or licensee on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Arrangements with multiple deliverables that do not meet these criteria are treated as one unit of accounting for purposes of revenue recognition.

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

Results of Operations

Comparison of the Twelve Months Ended December 31, 2007, 2006 and 2005

Revenue

Total revenue and dollar and percentage changes for each of the three years ending December 31, 2007 are as follows (dollar amounts are in thousands):

	2007	2006	2005
Pfizer collaboration	$9,767	$10,100	$4,350
Genentech collaboration	—	328	2,297

Total revenue	$9,767	$10,428	$6,647

Dollar (decrease) increase	$(661)	$3,781
Percentage (decrease) increase	(6)%	57%

All of the revenue earned in 2007 was related to our agreements with Pfizer. Under the agreements with Pfizer we received an upfront license fee of $10.0 million in July 2005 and receive research funding for the collaborative research term. We recorded the upfront license fee as deferred revenue and were recognizing it as contract revenue on a straight-line basis over the initially estimated research period of two years. On April 9, 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the agreement by an additional twelve months. Under the terms of the extension, Pfizer will provide additional research funding to Renovis through June 30, 2008.

As a result of the amended agreement, the Company revised the estimated completion date of the research term from June 30, 2007 to June 30, 2008. Accordingly, the Company began recognizing the remaining deferred revenue as of December 31, 2006, $2.5 million, on a straight-line basis through the new estimated completion date of the research period, June 30, 2008. This change in the research term resulted in less revenue related to the upfront license fee being recognized in 2007 as compared to the prior year. However, the decrease in the upfront license fee revenue was offset by the recognition of milestone revenue of $4.5 million in 2007 as compared to milestone revenue of $1.5 million in the corresponding prior year. The milestones achieved in 2007 include the placement by Pfizer of a second product candidate from the VR1 program into advanced preclinical studies as well as completion of certain studies with a previously nominated compound. The milestone achieved in 2006 related to specific progress of the VR1 collaboration into advanced preclinical studies. Furthermore, the Genentech collaboration revenue was fully earned in 2006 and there was no comparable revenue recorded in 2007.

The increase in revenue in 2006 as compared to 2005 resulted from the agreement with Pfizer that we signed in May 2005. Under the agreements with Pfizer we recognized a full year of revenue in 2006 and six months of revenue in 2005. Revenue recognized in 2006 also included $1.5 million in revenue for the milestone described above. Revenue recognized under a collaborative agreement with Genentech decreased in 2006 as compared to 2005 as the funded research period ended in February 2006 and all collaborative revenue was fully earned in the first quarter of 2006.

We expect that any revenue we may earn will fluctuate from year over year as a result of the timing and amount of any milestone payments we earn or any new collaborations we may enter into in the future.

Research and Development Expenses

Total research and development expenses and dollar and percentage changes for each of the three years ending December 31, 2007 are as follows (dollar amounts are in thousands):

	2007	2006	2005
Total research and development expense	$26,266	$28,112	$30,724

Dollar decrease	$(1,846)	$(2,612)
Percentage decrease	(7)%	(9)%

The decreases in R&D expense in 2007 as compared to 2006 were due to:

•	lower employee compensation, which decreased by $1.7 million primarily due to the restructuring and related workforce reductions carried out in January 2007;

•	lower costs of supplies and materials, which decreased by $1.1 million primarily due to reduced staffing levels and reduced pre-clinical activity being conducted in house in 2007;

•

lower non-cash stock based compensation for equity instruments issued to non-employees, which decreased by $0.5 million primarily due to a lower estimated fair value for the options granted in 2007 as compared to 2006; and

•	lower overhead expenses, which decreased by $1.3 million primarily due to decreases in underlying expenses primarily as a result of our restructuring in January 2007.

These decreases were partially offset by:

•

higher non-cash employee stock based compensation expense, which increased by $0.4 million largely due to the stock option repurchase carried out in January 2007 The repurchase and cancellation of the outstanding options was undertaken to make additional shares available for the grant of new equity incentives to non-executive employees;

•	higher outside services, which increased by $1.6 million as the Company shifted more research projects to outside service providers in 2007; and

•	higher manufacturing costs, which increased by $0.7 million as the Company launched pre-clinical studies for the P2X7 program.

The decreases in R&D expense in 2006 as compared to 2005 were due to:

•

lower clinical development costs, manufacturing costs of clinical trial supplies and costs of outside services which decreased by $4.2 million primarily due to our decisions to end two clinical development programs;

•	lower amortization of intangible assets which decreased to $0 in 2006 from $1.1 million as the underlying intangible assets were fully amortized as of the end of 2005;

•

lower expense related to equity instruments issued for consulting services which decreased by $0.3 million primarily due to certain noncash compensation charges recorded in 2005 that are not recurring in 2006;

•	lower employee compensation which decreased by $0.6 million primarily due to the termination of two clinical programs in 2005;

•	lower license fees which decreased by $0.4 million primarily due to lower costs incurred on administration of license agreements;

These decreases were partially offset by:

•

higher non-cash stock based compensation for options granted to employees which increased by $2.4 million primarily due to our accounting for employee stock based compensation under the fair value method in accordance with SFAS 123(R) as of January 1, 2006. Prior to January 1, 2006 we accounted for options granted to employees using the intrinsic value method in accordance with APB 25. During the year ended December 31, 2006, we recorded $4.8 million in expense in accordance with SFAS 123(R). During year ended December 31, 2005, we recorded $2.4 million in expense utilizing the intrinsic value method of measuring stock compensation in accordance with APB 25;

•	higher costs of supplies and materials which increased by $1.1 million primarily due to increased pre-clinical activities performed in-house; and

•	higher overhead expenses including employee training, depreciation of fixed assets and property tax which increased by $0.9 million primarily due to increases in underlying expenses.

General and Administrative Expenses

Total general and administrative (G&A) expenses and dollar and percentage changes for each of the three years ending December 31, 2007 are as follows (dollar amounts are in thousands):

	2007	2006	2005
Total general and administrative expense	$20,531	$15,595	$10,087

Dollar increase	$4,936	$5,508
Percentage increase	32%	55%

Increases in G&A expense in 2007 as compared to 2006 were due to:

•	higher non-cash employee stock based compensation expense, which increased by $3.8 million primarily due to the stock option repurchase carried out in January 2007; and

•

higher outside service costs which increased by approximately $2.2 million primarily due to professional and legal fees and other transaction costs incurred in connection with our proposed merger with Evotec, and other diligence matters.

These increases were partially offset by:

•	lower employee compensation which decreased by $0.8 million, as a result of the reduced headcount following the restructuring that occurred in January 2007; and

•	lower non-employee stock compensation which decreased by $0.3 million primarily due to a lower estimated fair value for the options granted in 2007 as compared to 2006

Increases in G&A expense in 2006 as compared to 2005 were as follows:

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

Interest Income

Total interest income and dollar and percentage changes for each of the three years ending December 31, 2007 are as follows (dollar amounts are in thousands):

	2007	2006	2005
Interest income	$4,612	$5,382	$2,561

Dollar (decrease) increase	$(770)	$2,821
Percentage (decrease) increase	(14)%	110%

The decrease in interest income in 2007 was primarily due to the lower average cash and investment balances in 2007 as compared to 2006. The increase in interest income in 2006 was primarily attributable to a higher rate of return on our investment portfolio and higher average investment balances due to our common stock offering in September 2005, which resulted in net proceeds of $50.4 million.

Interest Expense

Total interest expense and dollar and percentage changes for each of the three years ending December 31, 2007 are as follows (dollar amounts are in thousands):

	2007	2006	2005
Interest expense	$(397)	$(479)	$(377)

Dollar (decrease) increase	$(82)	$102
Percentage (decrease) increase	(17)%	(27)%

The decrease in interest expense in 2007 was due to the lower average debt balances as compared to 2006. Conversely, the increase in interest expense in 2006 was primarily due to the higher aggregate debt balances and higher borrowing interest rates.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. As of December 31, 2007, we had received approximately $223.2 million from the sale of equity securities. In February 2004, we received approximately $71.4 million from our initial public offering of common stock and concurrent private placement with Genentech. In September 2005, we completed a public offering of common stock under which we received net proceeds of approximately $50.4 million. In addition, since inception to December 31, 2007, we financed the purchase of equipment and leasehold improvements with debt totaling approximately $15.2 million, of which $3.0 million was outstanding at December 31, 2007. The remaining obligations are secured by the purchased equipment and leasehold improvements, bear interest at rates ranging from approximately 8.8% to 10.67% and are due in monthly installments through September 2010.

As of December 31, 2007, we had $79.4 million in cash, cash equivalents and short-term investments as compared to $99.1 million as of December 31, 2006, a decrease of $19.7 million. The decrease resulted primarily from cash used in operating activities, capital purchases and principal payments on outstanding debt related to capital purchases. Our cash and investments are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or governmental agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

The Company’s short-term investments included $16.9 million of auction rate securities issued by municipalities as of December 31, 2007. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing substantially all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Substantially all of our auction-rate investments are AAA rate or equivalent, backed by pools of student loans substantially guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 20 to 37 years. At this time, management does not believe that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Net cash used in operating activities was $18.0 million, $19.0 million and $19.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The $1.0 million decrease in cash used in operations in 2007 as compared to 2006 was primarily due to the decrease in certain operating expenses, including wages, and supplies and materials, which were reduced following the restructuring undertaken in January 2007. The $0.5 million decrease in cash used in operations in 2006 as compared to 2005 primarily reflected a decrease in net operating loss of $3.6 million as a result of an increase in contract revenue of $3.8 million, offset by an increase in operating expense of $2.9 million.

Net cash provided by investing activities was $18.4 million and $50.5 million for the years ended December 31, 2007 and 2006, respectively, as compared to net cash used by investing activities of $30.8 million for the year ended December 31 2005. These fluctuations resulted primarily from timing differences in the investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investments. We expect similar fluctuations to continue in the future. Capital equipment purchases for 2007, 2006 and 2005 were $0.2 million, $3.0 million and $2.6 million, respectively.

Net cash used in financing activities was $1.6 million in the year ended December 31, 2007 as debt repayments increased and there were no new borrowings. Net cash provided by financing activities was $2.3 million and $53.0 million for the years ended December 31, 2006 and 2005, respectively. Cash provided by financing activities in 2005 was higher than 2006 primarily due to the completion of a public offering of common stock under which we received net proceeds of approximately $50.4 million in 2005.

The following summarizes our long-term contractual obligations as of December 31, 2007 (dollar amounts are in thousands):

	Total	2008	2009	2010	Thereafter
Operating leases	$3,442	$2,037	$1,405	$—	$—
Equipment financing	3,011	1,619	1,150	242	—
Interest related to equipment financing	318	225	85	8	—

Total	$6,771	$3,881	$2,640	$250	$—

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the progress of preclinical development and laboratory testing and clinical trials;

•	the progress, timing and expected completion of our proposed merger with Evotec;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish or acquire sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development and commercialization of our products.

Based upon our current operating plan we believe that our cash and cash equivalents as of December 31, 2007 will be sufficient to meet our projected operating requirements for more than the next 12 months.

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

In October 2006, we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $150.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC has not declared this registration statement effective and securities may not be sold, nor may offer to buy the securities be accepted, prior to the time this registration statement becomes effective. The terms of any offering will be determined at the time of such offering. In 2005 we filed a registration statement on Form S-3 with the SEC to be able to sell from time to time up to $100.0 million of any combination of debt securities, common stock, preferred stock and warrants. The SEC declared this registration statement effective in May 2005. In September 2005, we sold 4,000,000 shares of common stock to the public under this registration statement at $13.50 per share for gross proceeds of $54 million. As of December 31, 2007, $46.0 million remains available under this registration statement.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of 2008 The Company is currently evaluating the impact, if any, that SFAS No. 159 will have on its financial statements.

In December 2007, the EITF reached a consensus on EITF 07-01, Accounting for Collaborative Agreements. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. We are currently evaluating EITF 07-01 and its impact, if any, on its financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 is effective for us beginning on January 1, 2008. The Company is currently evaluating the impact, if any, that EITF 07-3 will have on its financial statements

Item 7A.	Quantitative and Qualitative Discussion About Market Risk

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

The Company’s short-term investments included $16.9 million of auction rate securities issued by municipalities as of December 31, 2007. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing substantially all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Prior to mid-February 2008, we had not experienced any auction failures with these instruments. Substantially all of our auction-rate investments are AAA rated or equivalent, backed by pools of student loans substantially guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee. To date we have collected all interest payable on all of our auction-rate securities when due. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 20 to 37 years. At this time, management does not believe that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Item 8.	Financial Statements and Supplementary Data

RENOVIS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Renovis, Inc.

We have audited the accompanying balance sheets of Renovis, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renovis, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, Renovis, Inc. changed its method of accounting of stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Renovis, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 11, 2008

RENOVIS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$40,750	$41,958
Short-term investments	38,643	57,149
Prepaids and other current assets	885	928

Total current assets	80,278	100,035

Property and equipment, net	5,236	7,052
Other assets	236	214

	$85,750	$107,301

Liabilities and stockholders equity
Current liabilities:
Accounts payable	$832	$517
Accrued compensation	1,583	2,503
Loan payable, current portion	1,620	2,147
Deferred revenue	833	3,400
Other accrued liabilities	3,620	1,964

Total current liabilities	8,488	10,531

Loan payable, noncurrent portion	1,392	3,011
Other long-term liabilities	297	673

Commitments	—	—
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2007 and 2006; none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and 2006; 29,879,733 and 29,455,058 shares issued and outstanding at December 31, 2007 and 2006, respectively	30	29
Additional paid-in capital	290,678	275,439
Accumulated other comprehensive loss	18	(44)
Accumulated deficit	(215,153)	(182,338)

Total stockholders equity	75,573	93,086

	$85,750	$107,301

The accompanying notes are an integral part of these financial statements.

RENOVIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,
	2007	2006	2005
Contract revenues	$9,767	$10,428	$6,647

Operating expenses:
Research and development	26,266	28,112	30,724
General and administrative	20,531	15,595	10,087

Total operating expenses	46,797	43,707	40,811

Loss from operations	(37,030)	(33,279)	(34,164)
Interest income	4,612	5,382	2,561
Interest expense	(397)	(479)	(377)

Net loss	$(32,815)	$(28,376)	$(31,980)

Basic and diluted net loss per share applicable to common stockholders	$(1.11)	$(0.97)	$(1.24)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	29,670,689	29,213,098	25,722,393

The accompanying notes are an integral part of these financial statements.

RENOVIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders Equity (Net Capital Deficiency)
	Shares	Amount
Balance at December 31, 2004	24,466,314	$24	$214,283	$(9,163)	$(386)	$(121,982)	$82,776
Issuance of common stock upon secondary offering, net of issuance costs	4,000,000	4	50,425	—	—	—	50,429
Issuance of common stock upon exercise of options and warrants	248,011	1	606	—	—	—	607
Vesting of common stock from early exercise of stock options	81,638	—	128	—	—	—	128
Issuance of common stock under employee stock purchase plan and 401K matching	123,131	—	1,220	—	—	—	1,220
Issuance of common stock to consultants for services	12,500	—	133	—	—	—	133
Repurchase of common stock for cash	(4,389)	—	(5)	—	—	—	(5)
Fair market value of stock options granted to consultants and others for services	—	—	1,107	—	—	—	1,107
Amortization of deferred stock compensation, net of cancellations	—	—	(443)	4,265	—	—	3,822
Comprehensive gain- unrealized gain on investments in securities	—	—	—	—	361	—	361
Net loss	—	—	—	—	—	(31,980)	(31,980)

Comprehensive loss	—	—	—	—	—	—	(31,619)

Balance at December 31, 2005	28,927,205	29	267,454	(4,898)	(25)	(153,962)	108,598
Issuance of common stock upon exercise of options	330,778	—	854	—	—	—	854
Vesting of common stock from early exercise of stock options	54,974	—	66	—	—	—	66
Issuance of common stock under employee stock purchase plan and 401K matching	117,101	—	933	—	—	—	933
Issuance of common stock to nonemployees	25,000	—	131	—	—	—	131
Fair market value of stock options granted to consultants and others for services	—	—	863	—	—	—	863
Reversal of unamortized deferred stock compensation upon adoption of SFAS No. 123R	—	—	(4,898)	4,898	—	—	—
Shared-based compensation recognized pursuant to SFAS No. 123R	—	—	10,036	—	—	—	10,036
Comprehensive loss- unrealized loss on investments in securities	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	(28,376)	(28,376)

Comprehensive loss	—	—	—	—	—	—	(28,395)

Balance at December 31, 2006	29,455,058	29	275,439	—	(44)	(182,338)	93,086
Issuance of common stock upon exercise of options	110,222	—	137	—	—	—	137
Vesting of common stock from early exercise of stock options	22,825	—	38	—	—	—	38
Issuance of common stock under employee stock purchase plan and 401K matching	246,925	1	705	—	—	—	706
Issuance of common stock to nonemployees	2,500	—	54	—	—	—	54
Issuance of common stock related to deferred stock units	46,632	—	—	—	—	—
Repurchase of common stock for cash	(4,429)	—	(11)	—	—	—	(11)
Fair market value of stock options granted to consultants and others for services	—	—	118	—	—	—	118
Shared-based compensation recognized pursuant to SFAS No. 123R	—	—	14,198	—	—	—	14,198
Comprehensive gain- unrealized gain on investments in securities	—	—	—	—	62	—	62
Net loss	—	—	—	—	—	(32,815)	(32,815)

Comprehensive loss	—	—	—	—	—	—	(32,753)

Balance at December 31, 2007	29,879,733	$30	$290,678	$—	$18	$(215,153)	$75,573

The accompanying notes are an integral part of these financial statements.

RENOVIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(32,815)	$(28,376)	$(31,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,999	2,025	2,829
Share-based compensation	14,237	10,036	3,822
Loss on disposal of fixed assets	9	387	328
Noncash interest and issuances of equity	379	1,192	1,421
Changes in assets and liabilities:
Prepaids and other current assets	43	154	76
Other assets	(22)	—	48
Accounts payable	315	(533)	(651)
Accrued compensation	(920)	485	600
Deferred revenue	(2,567)	(4,428)	5,203
Other accrued liabilities	1,318	23	(1,240)

Net cash used in operating activities	(18,024)	(19,035)	(19,544)

Cash flows from investing activities
Capital expenditures	(199)	(3,036)	(2,557)
Proceeds from disposal of fixed assets	7	—	46
Purchases of short-term investments	(85,842)	(105,063)	(179,422)
Sales of short-term investments	18,523	124,375	95,971
Maturities of short-term investments	85,887	34,259	55,125

Net cash provided by (used in) investing activities	18,376	50,535	(30,837)

Cash flows from financing activities
Principal payments on loan payable	(2,146)	(1,810)	(1,665)
Proceeds from loan payable	—	2,529	2,536
Proceeds from issuance of common stock, net of repurchases	586	1,590	52,079

Net cash (used in) provided by financing activities	(1,560)	2,309	52,950

Net (decrease) increase in cash and cash equivalents	(1,208)	33,809	2,569
Cash and cash equivalents at beginning of period	41,958	8,149	5,580

Cash and cash equivalents at end of period	$40,750	$41,958	$8,149

Supplemental disclosure of cash flow information
Interest paid	$414	$437	$332

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

Revenue Recognition

The Company’s revenues are generated by complex collaborative research and licensing arrangements. Revenues under such agreements may include upfront payments, research funding, milestone payments and royalties. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables , we evaluate whether the delivered element under these arrangements has value to our collaborative partner or licensee on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered element exists. Arrangements with multiple deliverables that do not meet these criteria are treated as one unit of accounting for the purposes of revenue recognition.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of 2008 The Company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the EITF reached a consensus on EITF 07-01, Accounting for Collaborative Agreements. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. We are currently evaluating EITF 07-01 and its impact, if any, on its financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF 07-3 is effective for us beginning on January 1, 2008. The Company is currently evaluating the impact, if any, that EITF 07-3 will have on its financial statements.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code. The merger is subject to the approval of Renovis’ stockholders, the listing of the Evotec ADSs to be issued to Renovis stockholders on the NASDAQ Global Market and antitrust regulatory clearance, as well as other customary closing conditions. We currently anticipate the merger will be completed in the first half of 2008. Either party may be obligated to pay a termination fee of $6.0 million and reimburse certain transaction expenses up to $500,000 if the merger agreement is terminated under certain circumstances. The Company recorded approximately $2.5 million in transaction advisory fees as general and administrative expense in 2007 as the services have been largely rendered and as payment of the services are probable. Of the $2.5 million in transaction fees, approximately $1.75 million will not be paid until the merger transaction is consummated, and a corresponding amount of expense may be reversed if the merger transaction does not occur. On January 7, 2008, Evotec filed a registration statement on Form F-4 with the Securities and Exchange Commission (SEC) for the registration of its ordinary shares to be issued in connection with the proposed merger and amendments to that registration statement on February 20, 2008, March 11, 2008 and March 13, 2008. This registration statement has not yet been declared effective.

3. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including gains and losses on available-for-sale investments, to be included as part of total comprehensive income. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Net loss	$(32,815)	$(28,376)	$(31,980)
Unrealized gain (loss) on available-for-sale-securities	62	(19)	361

Comprehensive loss	$(32,753)	$(28,395)	$(31,619)

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

	Years ended December 31,
	2007	2006	2005
Historical
Numerator:
Net loss applicable to common stockholders	$(32,815)	$(28,376)	$(31,980)

Denominator:
Weighted-average common shares outstanding	29,673,494	29,275,744	25,849,923
Less: Weighted-average unvested common shares subject to repurchase	(2,805)	(62,646)	(127,530)

Denominator for basic and diluted net loss per share	29,670,689	29,213,098	25,722,393

Basic and diluted net loss per share applicable to common stockholders	$(1.11)	$(0.97)	$(1.24)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Options/Restricted Stock Units to purchase common stock	3,710,766	3,657,866	2,637,749
Warrants	33,358	33,358	33,358

	3,744,124	3,691,224	2,671,107

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Collaboration and License Agreements

Pfizer

On May 26, 2005, the Company entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds which work by targeting the vanilloid receptor (VR1). The collaboration focuses on potential treatments for pain and other diseases and disorders. All of the revenue earned in 2007 and the majority of revenue earned in 2006 was related to the Company’s collaboration with Pfizer.

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

The Company applied EITF Issue No. 00-21 in evaluating the appropriate accounting for the agreements, which became effective on June 28, 2005. In accordance with this guidance, the Company identified the initial license transfer and the research and development services as the deliverables under the agreements and concluded that they should be accounted for as a single unit of accounting based upon the determination that these deliverables were linked and did not have stand-alone value. The Company also determined that the achievement of each milestone for which it is eligible for milestone payments represents a separate earnings process. The Company believes that each of these milestones, such as the commencement of a particular clinical trial, the filing of a New Drug Application, or an NDA, or the receipt of regulatory approval is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, the Company concluded that such payments should be recognized as revenue when the milestone is achieved and collectability is reasonably assured.

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

During the years ended December 31, 2007 and 2006, the Company recognized $9.8 million and $10.1 million, respectively, in revenue related to the agreements. Revenue recognized in 2006 included milestone revenue of $1.5 million that the Company earned in connection with specific progress of the VR1 collaboration into preclinical studies. Revenue recognized in 2007 included milestone revenue of $4.5 million related to the placement by Pfizer of a product candidate from the VR1 program into IND-enabling studies and for the completion of certain studies with a previously nominated compound. As of December 31, 2007, deferred revenue under the agreements was $0.8 million, all of which related to the upfront payment received in July 2005.

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

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of cash, cash equivalents and short-term investments as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$3,077	$—	$—	$3,077
Money market funds	483	—	—	483
Commercial paper	20,515	6	—	20,521
Auction rate certificates	16,875	—	—	16,875
Corporate bonds	1,247	—	—	1,247
U.S. government sponsored entity securities	37,179	11	—	37,190

	$79,376	$17	$—	$79,393

Reported as:
Cash & cash equivalents				$40,750
Short-term investments				38,643

				$79,393

Estimated fair value of short-term investment by contractual maturity at December 31 2007:
Maturing within one year				$21,768
Maturing after one through 5 years				—
Maturing after 5 through 10 years				—
Maturing after 10 years				16,875

				$38,643

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$4,367	$—	$—	$4,367
Money market funds	165	—	—	165
Commercial paper	78,977	3	(46)	78,934
Auction rate certificates	5,000	—	—	5,000
Corporate bonds	2,153	—	(4)	2,149
U.S. government sponsored entity securities	8,489	3	—	8,492

	$99,151	$6	$(50)	$99,107

Reported as:
Cash & cash equivalents				$41,958
Short-term investments				57,149

				$99,107

Estimated fair value of short-term investment by contractual maturity at December 31 2006:
Maturing within one year				$52,149
Maturing after one through 5 years				—
Maturing after 5 through 10 years				—
Maturing after 10 years				5,000

				$57,149

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

The Company’s short-term investments included $16.9 million and $14.3 million of auction rate securities issued by municipalities as of December 31, 2007 and February 29, 2008, respectively. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing substantially all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Prior to mid-February 2008, we had not experienced any auction failures with these instruments. Substantially all of our auction-rate investments are AAA rated or equivalent, backed by pools of student loans substantially guaranteed by the U.S. Department of Education and we continue to believe that the credit quality of these securities is high based on this guarantee. To date we have collected all interest payable on all of our auction-rate securities when due. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 20 to 37 years. At this time, management does not believe that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

There were no material gross realized losses or gains on the sale of available-for-sale securities during the years ended December 31, 2007 and 2006.

7. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Computer equip & software	$3,375	$3,365
Laboratory and office equip	9,193	9,163
Leasehold improvements	1,749	1,749

	14,317	14,277
Less accumulated depreciation	(9,081)	(7,225)

Net book value	$5,236	$7,052

Depreciation expense was $2.0 million for each of the years ended December 31, 2007 and 2006, and $1.8 million for the year ended December 31, 2005.

8. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Professional services	$434	$400
Facilities related	464	408
Outside services	492	437
Deferred rent	375	291
Other	1,855	428

Other accrued liabilities	$3,620	$1,964

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Loans Payable

In February 2004, the Company entered into a credit facility with a lender that provided up to an aggregate of $5 million to finance the purchase of laboratory and computer equipment and certain leasehold improvements. In March 2005, the lender provided for a new credit facility of $3.5 million which was available for the Company to draw down through December 31, 2005. The draw down period was extended through December 31, 2006 by the lender. As of December 31, 2007, the Company had borrowed an aggregate of approximately $8.5 million under these facilities, of which $3.0 million was outstanding at that date. Payments are due in monthly installments over a period ranging from 42 to 48 months at interest rates ranging from 8.80% to 10.67% and are secured by the assets financed.

Future principal payments under the loans payable are as follows (in thousands):

Loans Payable
Year ending December 31,
2008	$1,620
2009	1,150
2010	242

Total principal payments required	3,012

Less current portion	(1,620)

Noncurrent portion	$1,392

10. Operating Leases

The Company leases its laboratory and office facilities under an operating lease arrangement that expires in August 2009. The Company has the option to extend the lease at this location in South San Francisco, California through August 2012.

Rent expense was $1.7 million in each of the years ended December 31, 2007 and 2006, respectively. Rent expense was $1.6 million for the year ended December 31, 2005 (net of $0.2 million sublease income).

Future minimum lease payments as of December 31, 2007 under noncancelable operating leases are as follows (in thousands):

Operating Leases
Year ending December 31,
2008	$2,037
2009	1,405

Total principal payments required	$3,442

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Stockholders’ Equity

Common Stock

On February 10, 2004, the Company sold 6,325,000 shares of common stock to the public in its initial public offering and realized net proceeds of approximately $68.3 million. Additionally, concurrent with the initial public offering the Company completed a private placement with Genentech for 250,000 shares of common stock for proceeds of $3.0 million (Note 5).

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

Stock options awarded to employees may be granted at an exercise price no less than the fair market value, as defined in the Amended 2003 Plan, of the common stock on the date of grant. Options become exercisable as determined by the Board of Directors, generally at the rate of 1/48 th per month such that the options will be fully vested after four years. Options granted under the Amended 2003 Plan expire no more than ten years after the date of grant.

The predecessor plans to the Amended 2003 Plan allowed for the early exercise of options before they had vested. Shares issued as a result of early exercise are subject to a repurchase option by the Company upon termination of the purchaser’s employment or services at the exercise price paid by the option holder. The repurchase right lapses over a period of time as determined by the Board of Directors. The Company may exercise its repurchase options within 90 days of such voluntary or involuntary termination. As of December 31, 2007, shares issued pursuant to early exercise of options granted under the predecessor plans were fully vested.

Repurchase of Outstanding Stock Options

On January 4, 2007, in order to replenish the number of shares available for grant to existing non-executive employees, the Company entered into stock option cancellation agreements with the officers of the Company. Under the terms of these stock option cancellation agreements, the officers surrendered certain options to purchase shares of the Company’s common stock (the Options) to the Company for cancellation in exchange for $0.001 per share, the par value of the Company’s common stock. The officers relinquished all right, title or interest in those Options. In aggregate, Options to purchase 1,005,000 shares were cancelled. The shares reserved for issuance under the cancelled Options were immediately available for future grants to non-executive employees under the Company’s Amended 2003 Plan. As a result of the repurchase of the Options, the Company incurred a one-time noncash share-based payment charge of $7.3 million in the first quarter of 2007, which represented the amount of the unrecognized compensation cost for the Options repurchased as of the repurchase date. Of the $7.3 million recognized, $1.4 million was recorded as research and development expense and $5.9 million was recorded as general and administrative expense in the accompanying statement of operations.

Issuance of Deferred Stock Units

During the year ended December 31, 2007, the Company issued 2,230,000 deferred stock units (DSU), also known as restricted stock units, under the Amended 2003 Plan to existing employees. The DSUs vest monthly from one year to three years. In accordance with SFAS 123(R), the fair value of the DSUs was estimated based upon the closing sales price of the Company’s common stock on the date of grant.

Deferred stock units are rights to receive shares of common stock that vest over time. Unlike stock options, deferred stock units do not require the delivery of a notice of exercise or the payment of an exercise price. Instead, the shares of common stock subject to vested deferred stock units are issued and delivered to the holder after the earlier of the following: (i) a date selected by the Company within a certain range; (ii) the holder’s termination of employment; (iii) the holder’s disability; (iv) the holder’s death; or (v) a change in control. The deferred stock units awarded to employees, including executive officers, in January 2007 vest with respect to 1/36th of the shares of common stock subject the award for each calendar month such that the entire award will be vested on December 31, 2009. Other deferred stock units awarded to employees during 2007 vest with respect to 100% of the shares of common stock subject to the award on the one-year from the date of grant.

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

The Company has accounted for this arrangement in accordance with SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (EITF No. 96-18). The compensation cost of this arrangement is subject to remeasurement over the vesting term as earned. The Company recognized compensation cost related to this agreement in the amount of $27,000 for the year ended December 31, 2007.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option and DSU activity under the Amended 2003 Plan:

	Shares Available for Grant	Number of Options/DSUs	Weighted-Average Exercise Price
Balance at December 31, 2004	129,771	2,214,099	$3.94
Shares authorized	863,984	—	—
Options granted	(821,799)	821,799	$11.75
Shares issued	(20,000)	—	$12.70
Options canceled	254,419	(254,419)	$8.30
Shares repurchased	4,389	—	$1.27
Options exercised	—	(312,747)	$2.23

Balance at December 31, 2005	410,764	2,468,732	$6.31
Shares authorized	1,016,319	—	—
Options granted	(1,420,686)	1,420,686	$17.66
Shares issued	136,788	(136,788)	$11.91
Options exercised	—	(383,752)	$2.35

Balance at December 31, 2006	143,185	3,368,878	$11.32
Shares authorized	1,034,527	—	—
Options granted	(169,649)	169,649	$3.42
Options canceled	1,752,110	(1,752,110)	$14.15
Shares repurchased	4,429	—	$2.50
Options exercised	—	(133,047)	$1.31
DSU granted	(2,330,000)	2,330,000	—
DSU cancelled	369,368	(358,643)	—
DSU released to common stock	—	(57,357)	—

Balance at December 31, 2007	803,970	3,567,370	$3.85

Inducement Stock Options

In July and August 2004, Renovis granted employment inducement stock options covering a total of 220,760 shares to certain newly hired executives. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350 (i)(1)(A)(iv) and in accordance with Renovis’ standard stock option terms, including a 10-year term and four year vesting, and were granted at exercise prices equal to the fair market value on the date of grant. These options become exercisable at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48 th of the original number of shares per month.

The following table summarizes the inducement stock option activities:

	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2004	—	220,760	$8.07
Options canceled	—	(83,843)	$7.73
Options exercised	—	(5,000)	$7.64

Balance at December 31, 2005	—	131,917	$8.30
Options canceled	—	(88,421)	$7.76
Options exercised	—	(2,000)	$9.41

Balance at December 31, 2006	—	41,496	$9.41
Options canceled	—	—	—
Options exercised	—	—	—

Balance at December 31, 2007	—	41,496	$9.41

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Employment Commencement Incentive Plans

The Board of Directors approved the Renovis, Inc. 2007 Employment Commencement Incentive Plan (2007 Plan), effective January 22, 2007. The number of shares of common stock reserved for issuance under the 2007 Plan was 250,000.

The 2007 Plan provided the Company with the ability to grant specified types of equity awards including non-qualified stock options, restricted stock, stock appreciation rights, performance shares, dividend equivalents, deferred stock and stock payment awards to newly hired employees. New employees that were otherwise eligible to receive grants under the 2007 Plan were eligible to receive all types of awards approved under these plans. A majority of the independent members of the Company’s Board of Directors or the compensation committee of the Board of Directors determined which new employees received awards under the 2007 Plan and the terms and conditions of such awards, within certain limitations set forth in the 2007 Plan. The awards granted pursuant to the 2007 Plan are intended to be inducement awards pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). The 2007 Plan was not subject to the approval of the Company’s stockholders.

Options granted under the 2007 Plan have a 10-year term, and were granted at exercise prices equal to the fair market value on the date of grant. These options generally become exercisable at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years, or 1/48 th of the original number of shares per month such that the options will be fully vested after four years. Only an employee who has not previously been an employee or director of the Company or a subsidiary, or following a bona fide period of non-employment by the Company or a subsidiary, was eligible to participate in the 2007 Plan and only if he or she was granted an award in connection with his or her commencement of employment with the Company or a subsidiary and such grant was an inducement material to his or her entering into employment with the Company or a subsidiary. Shares available for grant under the 2007 Plan expired upon expiration of the 2007 Plan at December 31, 2007.

In January 2005 and 2006, the Board of Directors approved similar plans, the Renovis, Inc. 2005 Employment Commencement Incentive Plan (2005 Plan) and the Renovis, Inc. 2006 Employment Commencement Incentive Plan (2006 Plan). The number of shares of common stock reserved for issuance under the 2005 Plan and 2006 Plan was 250,000 and 424,392, respectively. The 2005 Plan and 2006 Plan have similar terms as the 2007 Plan as described above. Shares available for grant under the 2005 Plan and 2006 Plan expired at December 31, 2005 and 2006, respectively.

The following table summarizes the 2007 Plan activity as of December 31, 2007:

	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price
Shares authorized	250,000	—	—
Options granted	(58,000)	58,000	$3.41
Options canceled	13,400	(13,400)	$3.42
Plan shares expired	(205,400)	—	—

Balance at December 31, 2007	—	44,600	$3.41

The following table summarizes the 2006 Plan activity as of December 31, 2007:

	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price
Shares authorized	424,392	—	—
Shares issued	(50,000)	—	$15.62
Options granted	(211,292)	211,292	$15.07
Options canceled	300	(300)	$15.62
Plan shares expired	(163,400)	—	—

Balance at December 31, 2006	—	210,992	$15.07
Options canceled	—	(172,792)	$15.12

Balance at December 31, 2007	—	38,200	$14.84

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes the 2005 Plan activity as of December 31, 2007:

	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price
Shares authorized	250,000	—	—
Options granted	(38,300)	38,300	$14.18
Options canceled	1,200	(1,200)	$12.48
Plan shares expired	(212,900)	—	—

Balance at December 31, 2005	—	37,100	$14.23
Options canceled	—	(600)	$16.42

Balance at December 31, 2006	—	36,500	$14.20
Options canceled	—	(17,400)	$14.40

Balance at December 31, 2007	—	19,100	$14.01

The following tables summarize information about stock options outstanding as of December 31, 2007 for all stock plans (including the Inducement Stock Options, the 2005 Plan, the 2006 Plan and the 2007 Plan):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price
$0.81-$3.35	374,927	6.06	$1.60	321,260	5.52	$1.31
$3.36-$4.05	154,299	9.16	$3.45	104,348	9.07	$3.42
$4.50-$4.50	371,395	5.73	$4.50	371,395	5.73	$4.50
$5.40-$11.70	431,586	6.51	$9.72	385,051	6.75	$9.64
$11.94-$21.66	464,559	7.96	$17.43	304,171	8.03	$17.55

$0.81-$21.66	1,796,766	6.86	$8.40	1,486,225	6.65	$7.74

The aggregate intrinsic value of outstanding, exercisable and vested options is $546,000 and is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock for 319,077 shares subject to options that were in-the-money at December 31, 2007. As of December 31, 2007 there were 1,486,225 vested and outstanding options with a weighted-average exercise price of $7.74 and a weighted average remaining contractual life of 6.65 years. The aggregate intrinsic value of outstanding DSUs is $5.8 million and is calculated by multiplying the closing price of the Company’s common stock by the 1,914,000 DSUs outstanding at December 31, 2007. The aggregate intrinsic value of vested DSUs is $1.4 million and is calculated by multiplying the closing price of the Company’s common stock by the 468,535 DSUs vested at December 31, 2007.

As of December 31, 2007, there was approximately $5.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under our equity incentive plans. That cost was expected to be recognized over a weighted-average period of 1.61 years.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $256,000, $4.8 million and $2.6 million, respectively, determined as of the date of exercise. The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $2.14, $9.72 and $7.87 per share, respectively. All options granted in 2007, 2006 and 2005 had exercise prices equal to the fair market value of the stock on the grant dates. The weighted average fair value of DSUs granted during the year ended December 31, 2007 was $3.55.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a purchase price not exceeding 20% of their gross compensation during an offering period. To be eligible to participate in the Purchase Plan an employee must be scheduled to work more than 20 hours per week for at least five calendar months per year. During the years ended December 31, 2007 and 2006, the Company issued 167,971 and 106,139 shares of common stock, respectively, under the Purchase Plan.

At December 31, 2007, 740,537 shares of common stock were available for future issuance under the plan. The employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the Purchase Plan by the lesser of 194,444 or 0.75% of the Company’s outstanding shares on such date, or a lesser amount as determined by our Board of Directors. On January 16, 2008, the Board authorized and reserved an additional 194,444 shares of the Company’s common stock for issuance under the Purchase Plan.

Stockholder Rights Plan

On March 23, 2005, our Board of Directors adopted a Stockholder Rights Plan (Rights Plan), which was amended in September 2007 to exclude the proposed merger with Evotec from the operation of the Rights Plan. On April 11, 2005, the Company filed with the Delaware Secretary of State a Certificate of Designations setting forth the terms of the Company’s Series A Junior Participating Preferred Stock, par value $0.001 per share (Preferred Shares) in connection with the adoption of the Rights Plan by our Board of Directors. The Company has agreed to initially reserve 100,000 Preferred Shares for issuance upon exercise of the rights under the Rights Plan from and after the date of distribution.

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

Stock Options Granted to Nonemployees

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS 123(R) and EITF Issue No. 96-18 using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. During the years ended December 31, 2007, 2006 and 2005, the Company granted options to purchase 36,111, 48,111 and 30,611 shares of common stock to consultants at a weighted-average exercise price of $3.42, $17.43 and $11.70 per share, respectively. The related compensation expense, calculated in accordance with EITF Issue No. 96-18 and recorded by the Company, was $118,000, $863,000 and $1.1 million in 2007, 2006 and 2005, respectively.

The weighted average assumptions for the Black-Scholes model used in determining the fair value of options granted to non-employees are as follows:

	Year ended December 31,
	2007	2006	2005
Dividend yield:	0	0	0
Risk-free interest rate:	4.8%	4.5%	4.3%
Volatility:	80%	65%	80%
Maximum contractual life (from grant date)	10	10	10

Warrants

In connection with our equipment loan agreements, we issued warrants to the lenders to purchase an aggregate of 51,210 shares of preferred stock in 2001 and 2002. These warrants were converted into warrants for 57,222 shares of common stock upon conversion of the preferred stock to common stock following the closing of the Company’s initial public offering in February 2004. The warrants are exercisable for the longer of 10 years from the issuance date or the seventh anniversary of the Company’s initial public offering. In July 2005, warrants for 23,864 shares of common stock were exercised. As of December 31, 2007, warrants for 29,290 and 4,068 shares of common stock with exercise prices of $7.37 and $9.24, respectively, remained outstanding.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuance

At December 31, 2007, the Company had reserved shares of common stock for future issuances as follows:

Outstanding options and DSUs	3,710,766
2003 Employee Stock Purchase Plan	740,537
Options available for grant	803,970
Warrants	33,358

5,288,631

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148. The pro-forma information for year ended December 31, 2005 is as follows:

Net loss applicable to common stockholders, as reported	$(31,980)
Plus: Employee stock compensation expense based on the intrinsic value method	3,822
Less: Employee stock compensation expense determined under the fair value method for all awards	(7,818)

Pro forma net loss	$(35,976)

Net loss per share:
Basic and diluted, as reported	$(1.24)

Basic and diluted, pro forma	$(1.40)

Impact of the Adoption of SFAS No. 123(R)

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. During periods following adoption of SFAS 123(R), the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. The Company recognizes compensation expense using a straight-line amortization method. Because SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for the years ended December 31, 2007 and 2006 are as follows (in thousands, except per share amounts):

	December 31,
	2007	2006
Research and development	$5,196	$4,830
General and administrative	9,041	5,206

Total stock-based compensation	$14,237	$10,036

Effect on loss per share, basic and diluted	$(0.48)	$(0.34)

Due to our net loss position, a tax benefit was not realized during the year ended December 31, 2007.

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

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used are as follows:

	Year ended December 31,
	2007	2006	2005
Equity incentive plans:
Expected volatility	80%	66%	80%
Risk-free interest rate	4.7%	4.5%	3.8%
Dividend yield	0	0	0
Expected life of options (in years)	4.23	4.23	5.00
Employee stock purchase plan:
Expected volatility	121%	110%	80%
Risk-free interest rate	4.9%	4.9%	3.5%
Dividend yield	0	0	0
Expected life of options (in years)	0.5-2	0.5-2	0.5

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

The weighted average fair value of purchase rights granted under the employee stock purchase plan was $3.62, $3.77 and $4.38 per share in 2007, 2006 and 2005, respectively.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. Restructuring

On January 22, 2007, the Company committed to a restructuring plan with the intention of reducing spending while maintaining the research and development capabilities needed to advance the Company’s late-stage preclinical drug discovery programs. The plan was designed to reduce the Company’s workforce by approximately 40% and was completed by the end of the first quarter of 2007. For the year ended December 31, 2007, the Company incurred and paid restructuring costs of approximately $1.0 million primarily associated with one-time termination benefits. Of the $1.0 million recorded in 2007, $0.8 million was recorded as research and development expense and $0.2 million was recorded as general and administrative expense.

13. Income Taxes

There is no provision for income taxes because we have incurred losses. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred tax are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Federal and state net operating loss carryforwards	$47,361	$37,436
Capitalized research and development	11,514	13,668
Federal and state research credits	7,354	5,059
Other	4,434	4,277
Capitalized start-up costs	—	849

Total deferred tax assets	70,663	61,289
Valuation allowance	(70,663)	(61,289)

Net deferred tax assets	$—	$—

SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses the realization is “more likely than not”. Realization of future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefit is currently not likely to realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $9.4 million during 2007, $11.9 million during 2006, and $13.8 million during 2005.

Net operating losses and tax credit carryforwards as of December 31, 2007 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$116,670	2020-2027
Net operating losses, state	113,511	2012-2017
Tax credits, federal	4,367	2020-2027
Tax credits, state	4,595	do not expire

Utilization of the Company’s net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has performed a detailed Section 382 analysis as of December 31, 2007 and adjusted its net operating losses and credits accordingly.

In July 2006, the FASB released the Final Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of December 31, 2007, including no accrued amounts for interest and penalties.

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2000 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

RENOVIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands except share and per share data):

	Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,317	$5,816	$1,317	$1,317
Net loss	(15,106)	(1,838)	(9,103)	(6,768)
Net loss per share—basic and diluted	(0.51)	(0.06)	(0.31)	(0.23)
Weighted average shares used in computing basic and diluted loss per share	29,538,146	29,609,853	29,729,785	29,801,432

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,478	$3,650	$2,150	$2,150
Net loss	(7,135)	(5,831)	(7,434)	(7,976)
Net loss per share—basic and diluted	(0.25)	(0.20)	(0.25)	(0.27)
Weighted average shares used in computing basic and diluted loss per share	28,976,250	29,178,167	29,303,319	29,389,130

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financials Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on the assessment using those criteria, management concluded that as of December 31, 2007, our internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited our financials statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of the Company’s internal control over financials reporting as well as the effectiveness of the Company’s internal control over financial report. The report on the audit of internal control over financial reporting appears below.

(c) Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Renovis, Inc.

We have audited Renovis Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Renovis Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Renovis Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statement of operations, stockholders’ equity and cash flows from each of the three years in the period ended December 31, 2007 of Renovis, Inc. and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 11, 2008

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

Name	Age	Position	Director Since
John P. Walker	59	Executive Chairman, Principal Executive Officer and Director	2002

Corey S. Goodman, Ph.D.	56	Director	2001

Bruce L.A. Carter, Ph.D.(1)	64	Director	2005

Nancy M. Crowell(2)(3)	59	Director	2001

Anthony B. Evnin, Ph.D.(1)(3)	67	Director	2000

John H. Friedman(2)	54	Director	2003

Judith A. Hemberger, Ph.D.(2)(3)	60	Director	2005

Edward E. Penhoet, Ph.D.(1)	67	Director	2000

(1)	Member of the Nominating and Governance Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

The principal occupations and positions for at least the past five years of our directors are as follows:

Class I Directors Continuing in Office Until an Annual Meeting of Stockholders in 2010

Corey S. Goodman, Ph.D. became the President of Pfizer Inc.’s Biotherapeutics and Bioinnovation Center in October 2007. He served as Renovis’s President and Chief Executive Officer from September 2001 to October 2007 and continues to serve as a Renovis director. From 1987 to 2001, Dr. Goodman was a professor at the University of California, Berkeley, most recently as the Evan Rauch Professor of Neuroscience, the Director of the Wills Neuroscience Institute and an Investigator with the Howard Hughes Medical Institute. From 1979 to 1987, Dr. Goodman was on the faculty of Stanford University. Dr. Goodman is a member of the National Academy of Sciences, American Academy of Arts and Sciences and the American Philosophical Society. Dr. Goodman’s honors include the Alan T. Waterman Award, the Gairdner Award, the March-of-Dimes Prize in Developmental Biology, and the Reeve-Irvine Research Medal. Dr. Goodman is Vice President of the McKnight Endowment Fund for Neuroscience. Dr. Goodman co-founded Exelixis, Inc., a biotechnology company, in 1994. Dr. Goodman received a B.S. in Biology from Stanford University, a Ph.D. in Neurobiology from the University of California, Berkeley and was a postdoctoral fellow at the University of California, San Diego.

Bruce L.A. Carter, Ph.D., has been a member of our Board of Directors since April 2005. Since April 2005, Dr. Carter has been the Chairman of ZymoGenetics, Inc., a biotherapeutic company, and since April 1998, has been its President and Chief Executive Officer. From 1994 to April 2000, Dr. Carter was Corporate Executive Vice President and Chief Scientific Officer for Novo Nordisk A/S, a healthcare company, the former parent company of ZymoGenetics. From 1994 to December 1998, Dr. Carter served as Chairman of ZymoGenetics and, from 1988 to 1994, served as its President. He joined ZymoGenetics in 1986 as Vice President of Research and Development. From 1982 to 1986, Dr. Carter held various positions at G.D. Searle & Co., Ltd., a British pharmaceutical company, including Head, Molecular Genetics. From 1975 to 1982, he was a Lecturer at Trinity College, University of Dublin. Dr. Carter received a B.S. in Botany from the University of Nottingham and a Ph.D. in Microbiology from Queen Elizabeth College, University of London. In addition to Renovis, Dr. Carter is a member of the board of directors of Epigenomics A.G., a biotechnology company, ZymoGenetics and Ark Therapeutics, a healthcare company, as well as certain private companies.

Edward E. Penhoet, Ph.D., has been a member of our Board of Directors since January 2000, served as our Chairman from January 2000 until November 2005 and is a co-founder of Renovis. In August 2000, Dr. Penhoet joined Alta Partners, a venture capital firm, and serves as a director of several venture capital investment funds. In December 2004, Dr. Penhoet was appointed Vice Chairman of the Independent Citizen’s Oversight Committee of the California Institute of Regenerative Medicine. From July 2002 to February 2008, Dr. Penhoet was the President of the Gordon and Betty Moore Foundation. He served as Dean of the School of Public Health and Professor of Public Health and of Molecular and Cell Biology at the University of California, Berkeley from 1998 to 2002. From May 1998 to February 2001, Dr. Penhoet served as Vice Chairman of the Board of Chiron Corporation, a biotechnology company, which he co-founded in 1981. From 1981 to April 1998, he served as President, Chief Executive Officer and a director of Chiron. From 1971 to 1981, he was a faculty member in the Department of Biochemistry at the University of California, Berkeley. Dr. Penhoet received an A.B. in Biology from Stanford University, a Ph.D. in Biochemistry from the University of Washington and was a post-doctoral fellow at the University of California, San Diego. In addition to Renovis, Dr. Penhoet is a member of the board of directors of ZymoGenetics and IDM Pharma, Inc., a biopharmaceutical company, as well as certain private companies.

Class II Directors Continuing in Office Until an Annual Meeting of Stockholders in 2008

Nancy M. Crowell has been a member of our Board of Directors since December 2001. From May 2000 through December 2005, Ms. Crowell served as a Partner of Flagship Ventures, a venture capital firm, and was a founding General Partner of Flagship Ventures’ Applied Genomic Technology Capital Fund. Prior to joining Flagship Ventures in 2000, Ms. Crowell was a Partner and Managing Director at Cowen and Company from 1989 to 1999. Ms. Crowell founded and managed Cowen’s healthcare investment banking practice. Prior to joining Cowen, Ms. Crowell held various investment banking and research positions at Robert Fleming Inc., Dean Witter Reynolds, Inc., Merrill Lynch & Co., Inc. and Citibank International. Ms. Crowell received a B.A. in Psychology from Wellesley College and an M.B.A. from the Haas School of Business at the University of California, Berkeley. In addition to Renovis, Ms. Crowell is a member of the board of directors of Cell Genesys, Inc., a biotechnology company.

John H. Friedman has been a member of our Board of Directors since August 2003. Mr. Friedman has been Managing General Partner of Easton Capital Partners, a private venture capital fund, since 2006, and is the Managing Partner of Easton Hunt Capital Partners, L.P., a private venture capital fund he founded in 1999. Since 1991, Mr. Friedman has also been the President of Easton Capital Corp., a private investment firm. From 1991 to 1993, he was a Managing Director of Atrium Capital, a private investment firm. From 1989 to 1991, Mr. Friedman was the founder and Managing General Partner of Security Pacific Capital Investors, a private investment firm. Prior to joining Security Pacific, Mr. Friedman was a Managing Director and Partner at E.M. Warburg, Pincus & Co., Inc., where he was employed from 1981 to 1989. From 1978 to 1980, Mr. Friedman was an attorney with Sullivan & Cromwell LLP and during 1980 he was employed at Shearson Loeb Rhoades. Mr. Friedman received a B.A. in History from Yale College and a J.D. from Yale Law School. In addition to Renovis, Mr. Friedman is Co-Chairman of the Cold Spring Harbor Lab’s President’s Council and is a member of the board of directors of a several private companies.

John P. Walker was appointed Executive Chairman and Principal Executive Officer of Renovis in October 2007. Mr. Walker has been a member of our Board of Directors since December 2002, served as Vice Chairman of our Board of Directors from July 2004 to November 2005 and was appointed Chairman of our Board of Directors in November 2005. In September 2007, Mr. Walker was appointed Chief Executive Officer of Novacea, Inc., a biotechnology company, where he has served as Interim Chief Executive Officer since December 2006 and Chairman of the Board since August 2006. Since 2001, Mr. Walker, acting as a consultant and investor, has served as an Investment Advisor to MDS Capital Corp., Interim Chief Executive Officer of KAI Pharmaceuticals, Chairman and Interim Executive Officer at Guava Technologies, Chairman and Chief Executive Officer of Bayhill Therapeutics and Chairman and Interim Chief Executive Officer of Centaur Pharmaceuticals, Inc. From 1993 to 2001, he was Chairman, Chief Executive Officer and a director of Axys Pharmaceuticals Inc. and its predecessor company, Arris Pharmaceutical Corporation. Prior to his association with Arris, Mr. Walker was the Chairman and Chief Executive Officer of Vitaphore Corporation, a biomaterials company which was sold to Union Carbide Chemical and Plastics Company Inc. in 1990. From 1971 to 1985, Mr. Walker was employed by American Hospital Supply Corporation in a variety of general management, sales and marketing positions, most recently serving as President of the American Hospital Company. He holds a B.A. in History from the State University of New York at Buffalo and is a graduate of the Advanced Executive Program, J.L. Kellogg Graduate School of Management at Northwestern University. In addition to Renovis, Mr. Walker is a member of the board of directors of Geron Corporation, Affymax, Inc. and Novacea, each a biopharmaceutical company, as well as several privately held biotechnology companies.

Class III Directors Continuing in Office Until an Annual Meeting of Stockholders in 2009

Anthony B. Evnin, Ph.D., has been a member of our Board of Directors since July 2000. Dr. Evnin is a General Partner of Venrock, a venture capital firm, where he has been a Partner since 1975. Dr. Evnin received an A.B. in Chemistry from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology. In addition to Renovis, Dr. Evnin is a member of the board of directors of Icagen, Inc., Infinity Pharmaceuticals, Inc., Memory Pharmaceuticals Corp., Pharmos Corporation and Sunesis Pharmaceuticals Incorporated, each a biopharmaceutical company, as well as several private companies.

Judith A. Hemberger, Ph.D., has been a member of our Board of Directors since July 2005. Dr. Hemberger is currently a venture partner with Nomura Phase IV Ventures. She served as Interim Chief Executive Officer of Zosano Pharma, Inc., a private drug development company formerly known as The Macroflux Corporation, from August 2006 to August 2007, and continues to serve on its Board of Directors. Dr. Hemberger was a co-founder of Pharmion Corporation and served as its Executive Vice President and Chief Operating Officer and a director from its inception in 2000 to April 2006. From 1997 to 1999, she worked as a consultant to various healthcare companies. During this period she also served as a Senior Vice President of Business Development at AVAX Technologies, Inc., a vaccine technology company. From 1979 through 1997, Dr. Hemberger worked at Marion Laboratories and successor companies Marion Merrell Dow and Hoechst Marion Roussel. She led a number of strategic functions including Professional Education, Global Regulatory Affairs, Global Medical Affairs and Commercial Development. Her final role in the company was Senior Vice President of Global Drug Regulatory Affairs. Dr. Hemberger received a B.S. in biology and chemistry from Mount St. Scholastica College (St. Benedictine College), a Ph.D. in Pharmacology from University of Missouri and an M.B.A. from Rockhurst College. Dr. Hemberger currently serves on the board of directors of and ZymoGenetics, Novacea, HealthShares, Inc., an investment company, as well as a number of private companies.

Executive Officers

Set forth below is information regarding each of our executive officers as of February 29, 2008. Further information with regard to Mr. Walker is presented above.

Name	Age	Position
John P. Walker	59	Executive Chairman, Principal Executive Officer and Director

Michael G. Kelly, Ph.D.	54	Senior Vice President, Research and Development

Marlene F. Perry	52	Senior Vice President, Human Resources and Facilities

Jeffrey S. Farrow	45	Vice President, Finance and Chief Accounting Officer

Michael G. Kelly, Ph.D., has served as our Senior Vice President, Research and Development, since January 2006. He previously served as our Vice President, Drug Discovery from January 2003 to January 2006. He currently oversees our drug discovery and development efforts, including medicinal chemistry, in vitro and in vivo pharmacology, toxicology, preclinical development and our intellectual property function. During 2002, he served as Senior Director of Chemistry at NeoGenesis Pharmaceuticals, Inc., a biotechnology company. From 1999 to 2002, he was a Director of Research at Amgen Inc., a biotechnology company, and from 1992 to 1999, he was a Principal Scientist at Wyeth, a pharmaceutical company, and from 1982 was a senior chemist at Burroughs Wellcome, a pharmaceutical company. He is an inventor on more than fifty U.S. patents. Dr. Kelly received a B.S. in Chemistry from the University of Ulster at Coleraine and a Ph.D. in Chemistry from the University of Southampton and conducted postdoctoral research studies at the University of Michigan and the University of Nottingham.

Marlene F. Perry has served as our Senior Vice President, Human Resources and Facilities since January 2007 and served as our Senior Vice President, Human Resources from August 2006 to January 2007 and as our Vice President, Human Resources from July 2004 to August 2006. She currently oversees the development and administration of our human resources functions and strategy and oversees the operation of our facilities. She served as Vice President of Human Resources, from 1999 to 2004, at SangStat Medical Corporation, a biotechnology company acquired by Genzyme Corporation. Prior to joining SangStat, Ms. Perry held various positions in human resources and finance during the preceding 20 years in the insurance industry. She received a B.S. in Statistics from California State University, Hayward and has taken continuing education courses in human resources, project management and strategic planning.

Jeffrey S. Farrow has served as our Vice President of Finance and Chief Accounting Officer since July 2007. He previously served as our Senior Director of Finance and has been with Renovis since January 2004. Prior to joining Renovis, Mr. Farrow worked for KPMG LLP, a public accounting firm, where he was most recently a Senior Manager in the Audit Practice. He received his B.A in Finance from California State University, Fullerton and is a Certified Public Accountant in the state of California and a member of the American Institute of Certified Public Accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and officers and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Forms 3, 4 and 5 they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to us and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met for the fiscal year ended December 31, 2007.

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to all of our directors, officers and employees. The code promotes, among other things: ethical and honest conduct, including the ethical handling of conflicts of interest; full, fair, accurate, timely and understandable disclosure in public reports and communications; compliance with laws, rules and regulations; the prompt internal reporting of violations of the code; and accountability for adherence to the code. The code of conduct is available on our website at www.renovis.com in the section titled, “Investors” under the subsection titled, “Corporate Governance.” Renovis also has standards and guidelines for the conduct of its employees and officers that are set forth in Renovis’s employee handbook. If we make any substantive amendments to the code of conduct or grant any waiver from a provision of the code of conduct to any of our executive officers or directors, we will disclose such action on our website.

Changes to Procedures to Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to the Renovis Board of Directors that were implemented after the filing of the Company’s proxy statement in connection with its annual meeting of stockholders in 2007.

Audit Committee

Our Board of Directors has a standing Audit Committee that assists the Board with its oversight responsibilities regarding (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) the independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function, if any, and our independent registered public accountants. Our Audit Committee selects our independent registered public accounting firm, approves all fee arrangements with the independent registered public accounting firm, reviews our annual audit and meets with our independent registered public accounting firm to review our internal controls and financial management practices. The Audit Committee is currently comprised of Mr. Friedman, as the Chairperson, Dr. Hemberger and Ms. Crowell. Mr. Walker served on the Audit Committee until October 2007. Following Mr. Walker’s resignation, Dr. Hemberger was appointed to the Audit Committee. Our Board of Directors has determined that all three current members of the Audit Committee are “independent” directors, as determined in accordance with Rule 10A-3(b)(1) of the Securities Exchange Act, or Exchange Act, and the current rules of the Financial Industry Regulatory Authority’s listing standards. Our Board of Directors has determined that Dr. Hemberger is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Item 11.	Executive Compensation

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and contained within this Annual Report on Form 10-K with management and, based on such review and discussions, our Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

COMPENSATION COMMITTEE

Anthony B. Evnin, Ph.D. Chairperson(1)
Nancy Crowell(2)
Judith Hemberger, Ph.D.(3)

(1)	A member since August 2000.
(2)	A member since November 2002.
(3)	A member since July 2005.

The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act of 1934.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2007, the following individuals served on the Compensation Committee: Anthony B. Evnin, Ph.D., Nancy M. Crowell and Judith A. Hemberger, Ph.D. There are and were no interlocking relationships between the Board or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Compensation Discussion and Analysis

Compensation Objectives

The Company’s overall compensation program is structured to attract and retain highly qualified executive officers by paying them competitively and to remunerate executive officers consistent with the Company’s success and their contribution to that success. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company and linked to specific, measurable results intended to create value for stockholders.

The Compensation Committee designs the Company’s executive compensation program with the following overall objectives:

•	Attract, motivate and retain individuals of superior ability and managerial talent;

•	Ensure executive compensation is aligned with the Company’s corporate strategies, business objectives and the long-term interests of stockholders;

•	Encourage high performance and promote accountability by linking incentive award opportunities to the achievement of key individual performance measures; and

•

Enhance the officers’ incentives to maximize stockholder value by providing a portion of total compensation opportunities for senior management in the form of direct ownership in the Company through stock options and other equity awards.

The Company aims to provide a total compensation package to its executive officers that is competitive in the marketplace, recognizes individual performance and provides opportunities to earn rewards based on achievement of short-term and long-term individual and corporate objectives. The Compensation Committee believes that for biotechnology companies like Renovis, many traditional measures of corporate performance, such as earnings per share or sales growth, do not readily apply in measuring performance of executive officers. Accordingly, the Compensation Committee does not use profitability measures as a significant factor in reviewing executive officer performance and determining executive compensation. Instead, the Compensation Committee evaluates other indications of performance, such as progress of research and development programs and corporate development activities, as well as success in securing and maintaining capital sufficient to support its research and development activities. These considerations necessarily involve an assessment by the Compensation Committee of individual and corporate performance. In addition, total compensation paid to executive officers is designed to be competitive with compensation packages paid to the managements of peer companies in the biotechnology industry. Please see the section below entitled “Compensation Benchmarking and Peer Group” for further discussion and a list of these peer companies.

Elements of Compensation

Consistent with the Company’s performance-based philosophy, the executive compensation program includes both base compensation and incentive-based compensation. Specifically, the Company’s executive compensation program has three primary components: (i) base compensation, or salary, (ii) annual cash bonuses pursuant to the corporate bonus plan described below and (iii) long-term equity-based incentives in the form of the stock awards described below. As described below in the Summary Compensation and Grants of Plan-Based Awards tables, Mr. Walker, the Company’s current Executive Chairman and principal executive officer, does not receive a salary from the Company in connection with his executive duties and is not entitled to an award under the Company’s non-equity incentive plan, or corporate bonus plan, but continues to receive the compensation to which he is entitled to as Chairman of the Board (a quarterly cash retainer of $12,500).

The Compensation Committee, in consultation with the Company’s principal executive officer, decides how much cash compensation should be part of each executive officer’s total compensation by benchmarking to the peer group of biotechnology companies listed below and considering the relative importance of short-term incentives. In addition, the Compensation Committee, in consultation with the principal executive officer, determines the equity-based component of executive compensation so as to align the interests of the management with stockholders, considering each executive officer’s equity holdings. The Company evaluates annually the balance between equity and cash compensation among the executive officers. To strengthen the linkage between total compensation and performance, there is no minimum award of compensation required by the corporate bonus plan or the Company’s stock award program.

The Company accounts for share-based awards granted to its employees after January 1, 2006 under the rules of SFAS No. 123(R), which requires the Company to record the compensation expense over the service period of the award. Accounting rules also require the Company to record cash compensation as an expense at the time the obligation is accrued. The Company structures its annual cash bonus compensation so that it is taxable to executives at the time it is paid to them. The Company currently intends that all cash compensation paid will be tax deductible for the Company. While any gain recognized by employees from nonqualified stock options should be deductible, to the extent that an option constitutes an “incentive stock option” within the meaning of the Internal Revenue Code, any gain recognized by the option holders will not be deductible unless there is a disqualifying disposition by the optionee.

Determination of Compensation Awards

The Company’s Board of Directors has delegated to its Compensation Committee the primary authority to determine and recommend compensation awards available to its executive officers. Consistent with prior years, in 2007 an independent compensation consulting firm was retained by the Compensation Committee to assist it in the determination of the key elements of the Company’s compensation programs. The compensation consultant engaged by the Compensation Committee is an independent consultant specializing in compensation matters in the biotechnology industry and does not provide any other services to the Company.

The compensation consultant provided advice to the Compensation Committee with respect to competitive practices and the amounts and nature of compensation paid to executive officers. The compensation consultant also advised on, among other things, structuring the Company’s various compensation programs and determining the appropriate levels of salary, bonus and other awards payable to executive officers. Based in part upon the compensation consultant’s recommendations, the Company’s executive compensation package consists of a fixed base salary and variable cash and stock-based incentive awards, with a significant portion weighted towards the variable components to ensure that total compensation reflects the overall success or failure of the Company and to motivate executive officers to meet appropriate performance measures, thereby maximizing total return to stockholders.

To provide additional information to support the Compensation Committee’s compensation decisions, the Company’s principal executive officer typically provides annual recommendations to the Compensation Committee and discusses with the committee the compensation and performance of all executive officers, excluding himself. The Company’s principal executive officer bases his recommendations in part upon annual performance reviews of the executive officers. The Compensation Committee evaluates the principal executive officer’s performance reviews of the executive officers and provides input to the principal executive officer regarding such reviews. Typically, the principal executive officer’s compensation is determined by the Compensation Committee following its review and analysis of the principal executive officer’s performance; however, as described above, Mr. Walker, the Company’s current Executive Chairman and Principal Executive Officer, does not receive a salary from the Company in connection with his executive duties.

In determining executive compensation, the Compensation Committee takes into account many factors, including the progress of the Company’s research and development activities during the year, success in managing and entering into significant collaborations and financial performance, as well as an evaluation of the individual performance and contribution of each executive to the Company’s performance for the year. Particular emphasis is placed on the individual officer’s level of responsibility for and role in meeting the Company’s research and development, clinical development, corporate development, strategic, technological, financial and human resources objectives.

Compensation Benchmarking and Peer Group

The Company intends to target its executive total cash compensation program between the 60th and 75th percentile of a selected peer group of biotechnology companies, with the Compensation Committee’s determination of each executive officer’s compensation based on individual performance, capability and experience. An important component of setting and structuring compensation for our executive officers is determining the compensation packages offered by other biotechnology companies in order for the Company to offer competitive compensation within that group of companies. Each year the Compensation Committee reviews survey data indicating the compensation practices of a peer group of companies used to assess the Company’s competitiveness. That peer group consists of 20 to 25 similarly situated biotechnology companies. For 2007, this peer group of companies included Anadys Pharmaceuticals, Inc., Antigenics Inc., Arena Pharmaceuticals, Inc., Array BioPharma Inc., Cell Genesys, Inc., CV Therapeutics, Inc., Cytokinetics, Incorporated, Dendreon Corporation, GTx, Inc., Idenix Pharmaceuticals, Inc., InterMune, Inc., Kosan Biosciences Incorporated, MannKind Corporation, Maxygen, Inc., Momenta Pharmaceuticals, Inc., Neurogen Corporation, Rigel Pharmaceuticals, Inc., Telik, Inc., Tercica, Inc. and Trimeris, Inc. The peer group may be adjusted from year to year in response to changes in, among other things, the stage of development and market capitalization of members of the peer group and the Company.

While the Company maintains a target range for total executive compensation among its peer group, it believes in retaining the best talent among its senior executive management team. To retain and motivate these key individuals, the Compensation Committee may determine that it is in the best interests of the Company to provide total compensation packages to certain of the Company’s senior executive management that may deviate from the general principle of targeting total compensation at between the 60th and 75th percentile for the Company’s peer group. Actual pay for each executive officer is determined within this framework and is driven by the performance of the executive, as well as the performance of the Company. Equity grant guidelines are then set by job level, using market survey data and current guidelines to determine the appropriate annual grant levels for the upcoming year.

The Company believes its compensation package of base salary, equity incentive awards and annual cash bonuses appropriately provides market compensation to its executive officers and provides incentives and rewards for both short-term and long-term performance, thereby linking executive compensation to activities designed to maximize total return to stockholders.

Base Compensation

The base salaries of the Company’s executive officers are reviewed annually and adjustments are made at the beginning of the fiscal year to reflect changes in job description, responsibilities and market conditions. When establishing or reviewing compensation levels for each executive officer, the Compensation Committee considers several factors, including the qualifications of the executive, his or her level of relevant experience, specific operating roles and duties, strategic goals for which the executive has responsibility, the executive’s individual performance and market positioning. No formulaic base salary increases are provided to our executive officers.

In setting base salaries for our executive officers, each year the Compensation Committee reviews data provided by an independent compensation consulting firm regarding the peer group as well as actual salaries reported in the annual reports or proxy statements of peer group companies. The Compensation Committee has adopted the guideline of setting executive base salaries between the 50th and 75th percentile, with a total cash compensation target between the 60th and the 75 th percentile of the peer group. The Committee believes that this provides the appropriate mix of base and incentive compensation.

The Compensation Committee also reviews and evaluates the performance of the department or activity for which the executive has responsibility, the impact of that department or activity on the Company and the skills and experience required for the job, coupled with a comparison of these elements with similar elements for peer executives both inside and outside the Company. The level of salaries paid to the executive officers also takes into account the individual officer’s level of responsibility for and role in meeting the Company’s research and development, clinical development, corporate development, strategic, technological, financial and human resources objectives.

In January 2007, the Compensation Committee determined the salaries for our executive officers to be: Corey S. Goodman, Ph.D., President and Chief Executive Officer ($467,460); John C. Doyle, Senior Vice President, Corporate Development and Chief Financial Officer ($318,000); Michael G. Kelly, Ph.D., Senior Vice President, Research & Development ($318,000); and Marlene Perry, Senior Vice President, Human Resources & Facilities ($243,800). As described above, Mr. Doyle resigned in June 2007 and Dr. Goodman resigned in October 2007. In connection with Mr. Doyle’s resignation, Mr. Farrow was appointed Vice President, Finance and Chief Accounting Officer, with a salary of $170,000. In connection with Dr. Goodman’s resignation, Mr. Walker was appointed Executive Chairman and Principal Executive Officer. Mr. Walker does not receive a salary from the Company in connection with his executive duties.

Variable Compensation (Bonuses)

The Compensation Committee structures the corporate bonus plan, its annual discretionary cash bonus program, to reward certain employees, including executive officers, based on the Company’s performance and the individual’s contribution to that performance. This allows executive officers to receive bonus compensation in the event certain specified corporate and individual performance measures are achieved. The size of the annual bonus pool is determined by the Compensation Committee and is funded based on the Company’s achievement of corporate goals, and is not tied to individual performance objectives. Payments under the corporate bonus plan are not guaranteed and funding of the annual bonus pool depends on the Company meeting or exceeding the corporate goals. The corporate goals are defined and approved by the Board of Directors and the Compensation Committee at the beginning of the plan year and are communicated to all eligible employees, including executive officers. The corporate bonus pool is funded and bonuses are paid in increasing amounts if at least 60% or more of the overall corporate goals are met, as assessed by the Compensation Committee. In addition to Company performance, the corporate bonus plan evaluates individual performance by position and will recognize and reward outstanding performance with over-target awards. The corporate bonus plan eliminates awards for under performance defined at the corporate level as failure to meet at least 60% of corporate goals. Payments under the corporate bonus program are contingent upon continued employment through the actual date of payment.

The corporate bonus plan takes into account both individual and Company performance. The individual portion is a factor of both an individual’s performance and the individual’s target bonus percentage. The individual performance of the principal executive officer is determined by the Compensation Committee. The individual performance of the other executive officers is determined by the Compensation Committee after consideration of performance reviews completed by the principal executive officer. Each bonus-eligible employee, including executive officers, is assigned a target bonus opportunity, expressed as a percentage of base salary, based on job level. For the year ended December 31, 2007, the target bonus opportunity the Company’s Senior Vice Presidents was 35% of base salary. Upon his promotion to Vice President, Finance and Chief Accounting Officer, Mr. Farrow’s target bonus opportunity was increased to 25% of base salary, applied from the date of his promotion. In addition, while he was President and Chief Executive Officer, Corey S. Goodman’s target bonus opportunity was 50% of base salary. As described above, Mr. Walker, the Company’s current Principal Executive Officer, is not entitled to an award under the Company’s corporate bonus plan in connection with his executive duties. The Company portion of the target bonus opportunity is a factor of the Company’s performance against the corporate goals, as assessed by the Compensation Committee. In addition, in determining annual discretionary bonus awards, Company and individual performance are weighted according to position.

Actual bonus awards granted for 2007 and paid in January 2008 were $102,118 (Dr. Kelly), $85,757 (Ms. Perry) and $34,430 (Mr. Farrow). Dr. Goodman resigned as President and Chief Executive Officer of the Company in October 2007, and Mr. Doyle resigned as Senior Vice President, Corporate Development and Chief Financial Officer in June 2007; accordingly, neither of them was awarded a bonus for 2007. In determining these bonus awards, the Compensation Committee evaluated the performance of the Company and executive officers with regard to: maintaining cash resources; optimizing relative stockholder returns; expanding the Company’s clinical development capabilities; advancing current preclinical candidates; progressing the collaborations with Pfizer; and entering into a collaboration for an existing preclinical program. The Compensation Committee establishes performance targets at levels that the Committee believes are achievable based on its assessment of the probable performance of the Company and the executive officers. In the Committee’s judgment, performance targets for fiscal year 2007 were not substantially certain to be attained and required strong performance by the Company and each of its executive officers in order for the targets to be attained.

Target bonus opportunities in 2008 will remain the same for executive officers other than the principal executive officer, with actual bonus awards to be determined by the Committee, if necessary, in January 2009 in accordance with the terms of the plan. Actual bonuses will be based on the achievement of Company and individual performance goals and may be higher or lower than targeted amounts according to performance. Company performance goals will be based on meeting certain objectives with respect to financial performance, research and development and corporate development. The criteria for evaluating the performance of the Company and executive officers will include: maintaining cash resources; advancing the Company’s current preclinical candidates; progressing the collaboration with Pfizer; entering into a new collaborations with respect to an existing preclinical program; closing the merger with Evotec and successfully integrating the businesses following the consummation of the merger. In the Committee’s judgment, performance targets for fiscal year 2008 are not substantially certain to be attained and required strong performance by the Company and each of its executive officers in order for the targets to be attained. Our Board of Directors and Compensation Committee reserve the right to modify these goals, amounts and criteria at any time.

Equity Incentive Awards

The Company’s executive officers and employees are eligible to receive annual awards of equity compensation. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock-based awards. The Company’s equity compensation plans have been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals. The Company has not adopted stock ownership guidelines and our equity compensation plans have provided the principal method for the executive officers to acquire equity or equity-linked interests in the Company. The Compensation Committee has adopted the guideline of setting executive equity incentive awards between the 50th and 75 th percentile of the peer group. The Committee believes that this range provides the appropriate level of incentive-based compensation.

Deferred Stock Units

In 2007, the Company utilized deferred stock units as its primary equity incentive award. Guidelines for executive deferred stock unit awards were developed in consultation with our compensation consultant, based upon several factors, including:

•	analysis of long-term incentive awards based on each individual executive’s position;

•	responsibilities, performance and contribution to the achievement of our long-term goals; and

•	competitive equity compensation data from our peer group.

In addition, the Compensation Committee considered each executive officer’s existing stock and equity award holdings and the potential reward to the officer if the Company’s stock price were to appreciate in the public market. Because deferred stock units generally vest over a period of time, the Compensation Committee believes that deferred stock units encourage executives to remain in the long-term employ of the Company. The Company had utilized stock options as its primary equity incentive award. In January 2007, the Compensation Committee decided to utilize deferred stock units instead of stock options for the 2007 annual equity incentive award program for all employees, including executive officers. The Compensation Committee considered, among other things: the significant decline in the trading price of the Company’s stock in the fourth quarter of 2006; the preclinical stage of the Company’s business following the failure of its lead clinical development candidate; the exercise prices of the options granted to employees, including executive officers, through the annual equity incentive award program in recent years; the Company’s philosophy of aligning executive compensation with the long-term interests of the Company’s stockholders; and the features of deferred stock units, as described below.

Deferred stock units are rights to receive shares of common stock that vest over time. Each deferred stock unit award granted to our executive officers in January 2007 is subject to the terms and conditions of the 2003 Stock Plan and will vest with respect to 1/36th of the shares of common stock subject to the award for each calendar month such that the entire award will be vested on December 31, 2009, subject to the individual’s continued service through the applicable vesting date. The Compensation Committee believes that this provides a reasonable time frame in which to align the executive officers’ incentives with the price appreciation of the Company’s shares. Unlike stock options, deferred stock units do not require the delivery of a notice of exercise or the payment of an exercise price. Instead, the shares of common stock subject to vested deferred stock units will be issued and delivered to the holder after the earlier of the following: (i) a date selected by the Company between January 1 and March 15 of the calendar year following the calendar year of the vesting date, (ii) the holder’s termination of employment, (iii) the holder’s disability, (iv) the holder’s death, or (v) a change in control.

As described below under the heading “Employment Agreements and Change of Control Arrangements,” the vesting of the deferred stock units granted to certain executive officers may be accelerated in the event the individual’s employment is terminated without cause or there is a constructive termination of the individual’s employment. In no event shall any deferred stock units vest following the individual’s termination of employment or service.

In January 2007, the Compensation Committee awarded an aggregate of 870,000 deferred stock units to its then current executive officers, including 395,000 to Dr. Goodman, 180,000 to Dr. Kelly, 180,000 to Mr. Doyle and 115,000 to Ms. Perry.

In connection with his promotion to Vice President, Finance and Chief Accounting Officer, in June 2007, Mr. Farrow was granted deferred stock units with respect to 10,000 shares of Company common stock, effective July 1, 2007. Pursuant to the terms of the deferred stock unit agreement with Mr. Farrow, 100% of the deferred stock units will be vested on July 1, 2008, subject to Mr. Farrow’s continued employment or service with the Company through such date. Prior to his promotion, in January 2007 and April 2007, Mr. Farrow was awarded 35,000 and 20,000 deferred stock units, respectively. These awards were consistent with awards made to other non-executive employees of the company of similar level and performance at the times.

In October 2007, in connection with his assumption of executive duties in addition to his duties as Chairman of the Board of Directors, Mr. Walker was granted deferred stock units with respect to 100,000 shares of Company common stock. Pursuant to the terms of the deferred stock unit agreement with Mr. Walker, 1/36th of the shares subject to the deferred stock units will vest each month following the effective date of the Executive Chairman Agreement between the Company and Mr. Walker, subject to Mr. Walker’s continued service with the Company through such date, including his service as a member of the Board of Directors. Immediately prior to the consummation of a change in control (as defined in the 2003 Stock Plan), including the previously announced merger of the Company with Evotec, 25% of the shares subject to the deferred stock unit award will vest. In light of the pending merger with Evotec, it was determined that this equity award provided the appropriate amount and type of incentive compensation.

Option Cancellation Agreements

Effective January 4, 2007, the Company entered into stock option cancellation agreements with each of the Company’s executive officers at that time. Under the terms of the cancellation agreements, in exchange for a payment of $0.001 per share, the par value of the Company’s common stock, each executive officer surrendered for cancellation certain stock options that had been previously granted to such officer. In aggregate, options to purchase 1,005,000 shares were cancelled. The Company has no obligation to grant future options or other equity-based awards to the executive officers in connection with the cancellation of these options. The shares reserved for issuance under the cancelled options were immediately available for grants in connection with additional equity awards to non-executive employees under the 2003 Stock Plan, without stockholder approval in accordance with Rule 4350(i)(1)(A) of the Rules of the National Association of Securities Dealers, Inc. and interpretative guidance issued there under. The Company continues to utilize the shares that became available as a result of the cancellations for equity awards to non-executive employees, in an effort to provide retention and performance incentives to those employees.

Stock Options

In January 2008, the Compensation Committee decided to utilize stock options as its primary equity incentive award for all employees, including executive officers. The Compensation Committee considered, among other things: the Company’s pending merger with Evotec AG, which was announced in September 2007; the Company’s philosophy of aligning compensation with the long-term interests of the Company’s stockholders; and the features of the stock options, as described below.

In addition, the Compensation Committee considered each executive officer’s existing stock and option holdings, the potential reward to the executive officer if the Company’s stock price were to appreciate in the public market and the role the executive officer was expected to play in the combined company following the merger. Because stock options generally vest and become exercisable over a period of time, the Compensation Committee believes that options encourage executives to remain in the long-term employ of the Company.

Stock Options awarded in January 2008, have a three-year vesting schedule in order to provide an incentive for continued employment and vest as to one third of the shares subject to the option on the one-year anniversary of the date of grant and each of the next two anniversaries thereafter. In addition, the options expire ten years from the date of the grant. The Compensation Committee believes that these terms provide a reasonable time frame in which to align the executive officers’ incentives with the price appreciation of the company’s shares. The exercise price of the options granted is 100% of the fair market value of the underlying stock on the date of grant.

In January 2008, the Compensation Committee awarded 100,000 options to Mr. Kelly and 26,250 options to Mr. Farrow. Ms. Perry did not receive an option award, as it is anticipated that Ms. Perry’s employment will be terminated in connection with the merger of the Company with Evotec.

Executive Promotions

The Company appointed Jeffrey Farrow as its Vice President, Finance and Chief Accounting Officer, effective as of July 1, 2007. In connection with this promotion, Mr. Farrow’s base salary was increased to $170,000 per annum, and his bonus participation was increased to 25%, both effective as of July 1, 2007. Mr. Farrow is also eligible to receive a one-time payment of $50,000 on June 30, 2008, which payment may be accelerated under certain conditions. In addition, as described above, in June 2007, Mr. Farrow was granted deferred stock units with respect to 10,000 shares of Company common stock, effective July 1, 2007.

On October 1, 2007, the Company announced the resignation of its President and Chief Executive Officer, Corey S. Goodman, Ph.D., effective as of October 1, 2007. In connection with Dr. Goodman’s departure as President and Chief Executive Officer, on October 1, 2007, the Company appointed John P. Walker as Executive Chairman and Principal Executive Officer of the Company, effective as of October 2, 2007. As described above, in connection with his appointment as Executive Chairman and pursuant to the terms of the Executive Chairman Agreement entered into with Mr. Walker, Mr. Walker was granted deferred stock units with respect to 100,000 shares of Company common stock.

Defined Contribution Plans

The Company has a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”), which covers eligible employees, including executive officers. The 401(k) Plan permits eligible employees to defer a percentage of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. At the discretion of the Board of Directors, the Company makes annual matching contributions to the 401(k) Plan of $3,000 per year, in either cash or Company common stock, to each participating employee, subject to certain other limits. The matching contributions are made each January. Plan participants vest immediately in the amounts contributed by the Company. Employees are eligible to participate in the 401(k) Plan after one month of employment. In January 2007, the Company annual matching contribution was made in shares of Company common stock. In January 2008, in light of the pending merger with Evotec, the Company annual matching contribution was made in cash.

Defined Benefit Plans

The Company does not have any defined benefit plans.

Severance and Change in Control Arrangements

Michael G. Kelly, Ph.D., Senior Vice President, Research and Development, and Marlene F. Perry, Senior Vice President, Human Resources and Facilities, have each entered into an employment agreement with the Company, which provides for severance benefits under certain events. Pursuant to these agreements, if the executive’s employment with the Company is terminated without cause or the executive is constructively terminated, the executive is entitled to receive payments and benefits as described below under the heading, “Employment Agreements and Change of Control Arrangements.”

In addition, each employment agreement provides a “double trigger” severance and change of control mechanism. The Company believes that a double trigger mechanism is consistent with the objectives of providing the highest possible return to stockholders by aligning the incentives of management with stockholders in the event of a change of control transaction. Under the change of control provisions, if the executive’s employment with the Company is terminated without cause, or the executive is constructively terminated, in each case within the thirteen-month period following a change of control of the Company, the executive is entitled to receive payments and benefits as described below under the heading, “Employment Agreements and Change of Control Arrangements.” As previously discussed, it is anticipated that Ms. Perry’s employment will be terminated in connection with the merger of the Company with Evotec, in which case Ms. Perry will be entitled to receive payments and benefits under her employment agreement.

Other Elements of Compensation and Perquisites

Medical Insurance. The Company provides to each executive officer and each executive officer’s spouse and children such health, dental and optical insurance as the Company may from time to time make available to its other employees.

Life and Disability Insurance. The Company provides each executive officer disability and/or life insurance. The Company also makes disability and/or life insurance available to its other employees.

Business Travel Accident Insurance. The Company provides each executive officer such business travel accident insurance. The Company also makes business travel accident insurance available to its other employees.

Policies with Respect to Equity Compensation Awards

We grant all equity incentive awards based on the fair market value as defined in the applicable equity incentive plan. We do not have a policy of granting stock options or similar awards at other than the fair market value. The exercise price for stock option grants and similar awards is determined by looking at the closing price per share of the Company’s common stock on the Nasdaq Stock Market on the date of grant.

Summary Compensation Table

The following table sets forth, for the fiscal year ended December 31, 2007, the compensation paid to or earned by our Named Executive Officers, as defined below in Item 12 under the heading, Security Ownership of Certain Beneficial Owners and Management of Renovis, Inc.

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)		Total ($)
John P. Walker(4) Executive Chairman and Principal Executive Officer	2007	—	31,861	(5)	53,702		—	51,500	(4)	137,063

Corey S. Goodman, Ph.D.(6) Former President and Chief Executive Officer	2007	403,910	427,995		4,605,020	(11)	—	120,860	(7)	5,557,785
	2006	441,000	—		1,883,341		176,400	96,729	(8)	2,597,470

Jeffrey Farrow(9) Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)	2007	169,269	112,520		107,844		34,430	3,505		427,568

John C. Doyle(10) Former Senior Vice President, Corporate Development and Chief Financial Officer	2007	185,890	89,176		1,429,245	(11)	—	3,502		1,707,813
	2006	284,471	—		638,816		86,000	5,268		1,014,555

Michael G. Kelly, Ph.D. Senior Vice President, Research and Development	2007	324,115	195,036		1,619,086	(11)	102,118	5,295		2,245,650
	2006	300,000	—		902,428		86,000	6,307		1,294,735

Marlene F. Perry Senior Vice President, Human Resources and Facilities	2007	248,488	134,531		808,295	(11)	85,757	4.206		1,281,277
	2006	223,789	—		316,726		67,500	5,591		613,606

(1)	Includes amounts earned but deferred at the election of the executive, such as salary deferrals under the Renovis 401(k) Plan.
(2)	Represents the amount of compensation cost recognized by us in fiscal 2007 related to stock option awards and deferred stock unit awards granted in fiscal 2007 and prior years, as described in SFAS 123(R). For a discussion of valuation assumptions, see Note 11 to our 2007 Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2007. Please see the Grants of Plan-Based Awards table on page 61 below for more information regarding stock awards granted in 2007.
(3)	Includes amounts paid in January 2008 based on our Compensation Committee’s review of corporate performance and individual achievements for fiscal year 2007. In accordance with our corporate bonus plan, performance-based cash bonuses with respect to fiscal 2007 were paid to executive officers who were employed on the payment date.
(4)	Mr. Walker was appointed Executive Chairman and Principal Executive Officer in October 2007. Mr. Walker does not receive a salary from Renovis in connection with his executive duties, but continues to receive the compensation to which he is entitled to as Chairman of the Board (a quarterly cash retainer of $12,500). Upon accepting this position, Mr. Walker was awarded deferred stock units with respect to 100,000 shares of common stock.
(5)	Includes the compensation cost recognized by us in fiscal 2007 related to the deferred stock unit award Mr. Walker received in connection with his appointment as Executive Chairman and Principal Executive Officer, the stock options Mr. Walker was awarded as Chairman of the Board in January 2007 and stock options awarded in prior years.
(6)	Dr. Goodman resigned as President and Chief Executive Officer in October 2007. Dr. Goodman remains a member of the Board of Directors of Renovis.
(7)	Includes payments for term life insurance, supplemental life insurance and/or supplemental long-term disability insurance, matching contributions made in our common stock under the Renovis 401(k) Plan, $61,032 for transportation between Dr. Goodman’s residence and our office, $45,102 in reimbursement on taxes owed with respect to such transportation services and $6,250 in Board fees for the fourth quarter of 2007 following his resignation as an executive officer.
(8)	Includes payments for term life insurance, supplemental life insurance and/or supplemental long-term disability insurance, matching contributions made in our common stock under the Renovis 401(k) Plan, and $47,478 for transportation between Dr. Goodman’s residence and our office and $35,085 in reimbursement on taxes owed with respect to such transportation services.
(9)	Mr. Farrow was appointed Vice President, Finance and Chief Accounting Officer, acting in the capacity of Principal Financial Officer, in July 2007.
(10)	Mr. Doyle resigned as Senior Vice President, Corporate Development and Chief Financial Officer, in June 2007.
(11)	Includes the amount of compensation costs recognized by us in connection with the surrender and subsequent cancellation of certain stock options held by Company executive officers, which occurred during the first quarter of 2007. Pursuant to stock option cancellation agreements between certain Company executive officers and the Company, these executive officers relinquished all right, title and interest in certain stock options in exchange for $0.001 per share. Compensation costs related to the surrender and cancellation in the first quarter of 2007 of these stock options for the Company’s executive officers are as follows: Dr. Goodman, $3,954,815; Dr. Kelly $1,354,513; Mr. Doyle $1,280,538 and Ms. Perry $674,565, respectively.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)						(1)
John P. Walker Executive Chairman and Principal Executive Officer(2)	1/26/2007						22,222	(3)	3.42	47,726
	10/02/2007				100,000	(4)				388,000
		—	—	—

Corey S. Goodman, Ph.D. Former President and Chief Executive Officer(5)	1/26/2007				395,000	(6)				1,350,900
	—	121,173	201,955	282,757

Jeffrey Farrow Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)	1/26/2007				35,000	(6)				119,700
	4/18/2007				20,000	(7)				80,600
	7/01/2007				10,000	(7)				36,000
	—	21,248	33,200	47,808

John C. Doyle Former Senior Vice President, Corporate Development and Chief Financial Officer(8)	1/26/2007				180,000	(6)				615,600
	—	69,563	111,300	158,603

Michael G. Kelly, Ph.D. Senior Vice President, Research and Development	1/26/2007				180,000	(6)				615,000
	—	70,900	113,440	161,652

Marlene F. Perry Senior Vice President, Human Resources and Facilities	1/26/2007				115,000	(6)				393,300
	—	54,357	86,971	123,933

(1)	Represents the grant date fair value, pursuant to SFAS 123(R). For a discussion of valuation assumptions, see Note 11 to our 2007 Financial Statements included in this Annual Report on Form 10-K.
(2)	Mr. Walker was appointed Executive Chairman and Principal Executive Officer in October 2007. Mr. Walker does not receive a salary from Renovis in connection with his executive duties and is not entitled to an award under the Company’s non-equity incentive plan, or corporate bonus plan.
(3)	This option grant was made to Mr. Walker as Chairman of the Board of Directors prior to assuming an executive role at the Company. The terms of the option grant to Mr. Walker, which is a nonstatutory stock option, are consistent with those of options granted to other members of the board of directors under our Amended and Restated 2003 Stock Plan. The options vests quarterly over one year. The exercise price per share of the option granted was equal to the closing market price of our common stock on the grant date.
(4)	Upon accepting the position of Executive Chairman and Principal Executive Officer, Mr. Walker was awarded deferred stock units with respect to 100,000 shares of common stock, which vest monthly over three years. Immediately prior to the consummation of a change in control, as defined in our Amended and Restated 2003 Stock Plan, 25% of the shares subject to the deferred stock unit award will vest.
(5)	Dr. Goodman resigned as President and Chief Executive Officer in October 2007 and was, therefore, not entitled to a payout under the Company’s corporate bonus plan. Dr. Goodman remains a member of the Board of Directors of Renovis.
(6)	The terms of these deferred stock unit awards are consistent with those granted to other employees under our Amended and Restated 2003 Stock Plan in January 2007. These deferred stock unit awards vest monthly over three years from the date of grant. In connection with certain terminations following a change of control, as defined in our Amended and Restated 2003 Stock Plan, all shares subject to the deferred stock units will vest.
(7)	These deferred stock unit awards vest on the one-year anniversary of the date of grant. In connection with certain terminations following a change of control, as defined in our Amended and Restated 2003 Stock Plan, all shares subject to the deferred stock units will vest.
(8)	Mr. Doyle resigned as Senior Vice President, Corporate Development and Chief Financial Officer, in June 2007 and was, therefore, not entitled to a payout under the Company’s corporate bonus plan.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (1)		Option Expiration Date (3)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
John P. Walker Executive Chairman and Principal Executive Officer(11)	1/14/2003	4,444	(4)	—		1.125		1/13/2013
	9/24/2003	22,222	(5)	—		4.5		9/23/2013
	9/30/2004	11,111	(5)	—		8.16		9/29/2014
	2/9/2005	16,667	(6)	—		11.7		2/8/2015
	1/16/2006	22,222	(6)	—		18.185		1/15/2016
	1/26/2007	16,666	(6)	5,556	(6)	3.42	(2)	1/25/2017
	10/02/2007	—		—		—		—	94,445	(7)	284,279

Corey S. Goodman, Ph.D. Former President and Chief Executive Officer(12)	3/18/2003	30,000	(4)	—		1.13		3/17/2013
	8/22/2003	116,667	(4)	—		1.35		8/21/2013
	9/24/2003	133,333	(4)	—		4.50		9/23/2013
	1/26/2007	—		—		—		—	263,334	(8)	792,635

Jeffrey Farrow, Vice President, Finance and Chief Accounting Officer	1/8/2004	16,757	(9)	464	(9)	5.40		1/7/2014
	21/9/2005	5,241	(4)	2,159	(4)	11.70		2/8/2015
	1/16/2006	6,353	(4)	6,906	(4)	18.185		1/15/2016
	7/26/2006	1,770	(4)	3,230	(4)	12.14		7/25/2016
	1/26/2007	—		—		—		—	23,334	(8)	70,235
	4/18/2007	—		—		—		—	20,000	(10)	60,200
	7/1/2007	—		—		—		—	10,000	(10)	30,100

John C. Doyle Former Senior Vice President, Corporate Development and Chief Financial Officer (13)	—	—		—		—		—	—		—

Michael G. Kelly, Ph.D. Senior Vice President, Research and Development	8/22/2003	66,665	(4)	—		1.35		8/21/2013
	9/24/2003	47,777	(4)	—		4.50		9/23/2013
	1/26/2007	—		—		—		—	120,000	(8)	361,200

Marlene Perry Senior Vice President, Human Resource	7/15/2004	49,958	(9)	34,042	(9)	9.41		7/14/2014
	1/26/2007	—		—		—		—	76,667	(8)	230,768

(1)	Unless otherwise noted, represents the closing market price of our common stock on the last trading day before the grant date.
(2)	Pursuant to the terms of the Amended and Restated 2003 Equity Incentive Plan, as amended in January 2007, represents the closing market price of our common stock on the grant date.
(3)	Subject to certain exceptions, all options expire on the tenth anniversary of the grant date.
(4)	This option vests at the rate of 1/48th monthly such that the option will be fully vested in four years from the date of grant.
(5)	This option vested quarterly over two years from the date of grant.
(6)	The terms of this option are consistent with those of options granted annually to members of our board of directors under our Amended and Restated 2003 Stock Plan. This option vested quarterly over one year from the date of grant.
(7)	This deferred stock unit award vests monthly over three years. Immediately prior to the consummation of a change in control, as defined in our Amended and Restated 2003 Stock Plan, 25% of the shares subject to the deferred stock unit award will vest.
(8)	These deferred stock unit awards vest monthly over three years from the date of grant. In connection with certain terminations following a change of control, as defined in our Amended and Restated 2003 Stock Plan, all shares subject to the deferred stock units will vest.
(9)	This option vests over four years with the first 25% vesting one year from the date of grant and 1/48 of the remaining number of shares vesting each month thereafter.
(10)	These deferred stock unit awards vest on the one-year anniversary of the date of grant. In connection with certain terminations following a change of control, as defined in our Amended and Restated 2003 Stock Plan, all shares subject to the deferred stock units will vest.
(11)	Mr. Walker was appointed Executive Chairman and Principal Executive Officer in October 2007. All stock options reported in this table were granted to him in his capacity as a member of the board of directors prior to assuming his current role.
(12)	Dr. Goodman resigned as President and Chief Executive Officer in October 2007. Dr. Goodman remains a member of the Board of Directors of Renovis and his equity awards remain in effect.
(13)	Mr. Doyle resigned from the Company in June 2007. All options and deferred stock unit awards held by Mr. Doyle were terminated following this resignation.

Options Exercised and Stock Vested

The following table provides information on each exercise, distribution or settlement of stock options or deferred stock units, as well as the vesting of deferred stock units, for each Named Executive Officer for the year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
John P. Walker, Executive Chairman and Principal Executive Officer	—	—	5,555		13,332	(1)

Corey S. Goodman, Ph.D. Former President and Chief Executive Officer	—	—	131,666		315,998	(1)

Jeffrey Farrow, Vice President, Finance and Chief Accounting Officer	—	—	11,666		27,998	(1)

John C. Doyle Former Senior Vice President, Corporate Development and Chief Financial Officer	20,996	53,395	30,000	(2)	108,000	(2)

Michael G. Kelly, Ph.D. Senior Vice President, Research and Development	—	—	60,000		144,00	(1)

Marlene Perry Senior Vice President, Human Resources and Facilities	—	—	38,333		91,999	(1)

(1)	Pursuant to the terms of these deferred stock unit awards, all shares that vested during 2007 were delivered on February 8, 2008. The value realized has been calculated based on the closing price of the Company’s common stock on February 8, 2008, the date of delivery of those shares, or $2.40.
(2)	Following resignation of Mr. Doyle from the Company, the shares of his deferred stock unit awards that were vested as of that date were delivered to him. The remainder of his deferred stock unit awards were terminated.

Employment Agreements and Change of Control Arrangements

The Company has entered into employment agreements with Michael G. Kelly, Ph.D., and Marlene F. Perry. Each of the agreements with these executive officers provides that if at any time prior to a change of control of the Company or more than 13 months following a change of control of the Company, such executive officer’s employment is terminated by the Company without cause or by constructive termination, then such executive officer is entitled to the following severance benefits: (i) an amount equal to 12 months base salary, (ii) 12 months of health benefits for the executive and his or her dependents (such health benefits terminate on the date on which the executive begins coverage with another employer) and (iii) 12 months accelerated vesting of his or her stock options and other equity-based awards. Each of the agreements also provides that if at any time within 13 months following a change of control of the Company, the executive officer’s employment is terminated by the Company without cause or by constructive termination, then such executive officer is entitled to the following severance benefits: (i) an amount equal to the sum of 12 months base salary plus the executive officer’s target annual bonus opportunity, (ii) 12 months of health benefits for the executive officer and his or her dependents (such health benefits terminate on the date on which the executive begins coverage with another employer), (iii) immediate vesting of all unvested stock options and other equity-based awards and (iv) 12 months of outplacement services through a firm selected by the Company in its sole discretion at a cost not to exceed $20,000 (such services terminate on the date on which such executive officer accepts employment with another employer). However, if the executive officer accepts employment with the Company’s successor or acquirer on terms and conditions not less favorable than those contained in his or her employment agreement, such executive officer is not entitled to any severance benefits, unless at any time within 13 months following a change of control of the Company the executive officer’s employment is terminated by the successor or acquirer without cause or by constructive termination. In the event that any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to more than 70% of the business and/or assets of the Company or any of its subsidiaries fails to assume each of the executive officers’ agreements prior to the effectiveness of any such succession, then each executive officer is entitled to the same severance benefits he or she would have received had there been a constructive termination of his or her employment at any time within 13 months following a change of control of the Company, as described above. In addition, if any payment or other benefits provided any executive officer under such agreement, or other arrangements, would result in the imposition of any excise tax under the provisions of Section 280G or Section 4999 of the Internal Revenue Code, the executive officer would be entitled to a gross up payment in an amount necessary to cover all such excise and other taxes, up to a maximum of $1 million in the aggregate for all executive officers of the Company so impacted in proportion to the amount of such taxes any of them would be obligated to pay in such situation.

Pursuant to the employment agreements, “constructive termination” generally means the executive officer’s resignation following: the delegation to the executive officer of duties or the reduction of the executive officer’s duties which substantially reduces the nature, responsibility or character of the executive’s position; a material reduction by the Company or its successor in the executive officer’s base salary; a material reduction by the Company or its successor in the kind or level of employee benefits or fringe benefits; the taking of any action by the Company or its successor that would adversely affect the executive officer’s participation in any plan, program or policy generally applicable to employees of equivalent seniority; or if the Company or its successor requires the executive officer to locate to a place more than 40 miles from its present headquarters.

In addition, pursuant to the employment agreements, “cause” generally means: (i) theft, dishonesty or falsification of Company records; (ii) malicious or reckless disclosure of the Company’s confidential or proprietary information; (iii) commission of any immoral or illegal act or any gross or willful misconduct, where the Company reasonably determines that such act or misconduct has (A) seriously undermined the ability of the Company’s management to entrust the executive officer with important matters, (B) contributed to the Company’s loss of significant revenues or business opportunities, or (C) significantly and detrimentally affected the business or reputation of the Company; and/or (iv) the breach of the employment agreement or the failure or refusal by the executive officer to work diligently to perform tasks or achieve goals reasonably requested by the Board of Directors, provided such breach, failure or refusal continues after the receipt of reasonable notice in writing of such failure or refusal and an opportunity to correct the problem. “Cause” shall not mean a physical or mental disability.

Finally, pursuant to the employment agreements, a “change in control” means the consummation of any of the following transactions: (a) a business combination, such as a merger or consolidation, of the Company with any other corporation or other business entity, other than a business combination which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by the voting securities of the Company or such controlling surviving entity outstanding immediately after such business combination; (b) the sale, lease, exchange or other transfer or disposition by the Company of more than 70% of the Company’s assets by value; or (c) an acquisition of any voting securities of the Company by any person immediately after which such person has beneficial ownership of more than 50% of the combined voting power of the Company’s then outstanding voting securities.

In addition, the terms of the deferred stock units granted to our current executive officers, including Mr. Walker and Mr. Farrow, in 2007 include change in control provisions similar to those in the executive employment agreements described above. Furthermore, pursuant to the terms of the Executive Chairman Agreement between Renovis and Mr. Walker, immediately prior to the consummation of a change in control, 25% of the shares subject to the deferred stock unit award granted to Mr. Walker in connection with his appointment as Executive Chairman of Renovis will vest. Moreover, pursuant to each of our equity incentive plans, in the event of a change in control, if the acquiring Company does not assume all outstanding equity awards, the vesting of all such awards, including those held by executive officers, accelerate immediately. Finally, in connection with his promotion to Vice President, Finance and Chief Accounting Officer, Mr. Farrow was awarded a $50,000 bonus that is to be paid on June 30, 2008, the payment of which can be accelerated in the event he is terminated in connection with a change of control.

It is anticipated that the previously announced merger with Evotec AG will result in a “change of control” as defined in the employment agreements and deferred stock unit agreements described above; however, Ms. Perry is the only executive officer whose employment is expected to be terminated in connection this transaction. It is further anticipated that the aggregate value of the consideration that Ms. Perry may be entitled to receive pursuant to her employment agreement as a result of her termination in connection with the merger will equal up to $372,373, which amount includes $342,900 (12 months base salary plus target annual bonus opportunity), $9,473 (12 months of health benefits for Ms. Perry and her dependents) and $20,000 (12 months of outplacement services). In addition, Ms. Perry will receive accelerated vesting of her deferred stock unit awards. Based on the closing price of Renovis’s common stock on February 15, 2008, which was $2.41, the value of the accelerated vesting of the 73,473 deferred stock units held by Ms. Perry that were unvested as of that date is $177,070. All stock options held by Ms. Perry have exercise prices in excess of $9.00 and will be terminated in connection with the merger. In addition, in January of 2008, Ms. Perry was awarded a bonus of $50,000 that is payable upon the closing of the merger with Evotec.

Director Compensation

The following information outlines the compensation paid to the independent members of our Board of Directors, including annual board and committee retainer fees, meeting attendance fees and stock option grants for the fiscal year ended December 31, 2007. The compensation of Mr. Walker and Dr. Goodman is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)		Total ($)
Bruce L.A. Carter, Ph. D.	25,250	42,330	(3)	67,580
Nancy M. Crowell	38,000	26,851	(3)	64,851
Anthony B. Evnin, Ph.D.	35,000	26,851	(3)	61,851
John H. Friedman	36,000	26,851	(3)	62,851
Judith A. Hemberger, Ph.D.	31,250	33,353	(3)	64,603
Edward E. Penhoet, Ph.D.	29,000	26,851	(3)	55,851

(1)	Represents cash compensation in the form of annual board and committee retainer fees and fees earned in connection with attendance of meetings of the board and committees of the board.
(2)	Represents non-cash share based compensation for all options granted to non-employee members of our Board of Directors accounted for under the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), as of January 1, 2007. For a discussion of valuation assumptions, see Note 1 to our 2007 Financial Statements included in this Annual Report on Form 10-K.
(3)	The aggregate grant date fair value, pursuant to SFAS 123(R), of the 11,111 stock options awarded to each of these directors on January 26, 2007, with an exercise price of $3.42 per share, was $23,864.

The Company currently provides the non-employee members of our Board of Directors the following cash compensation in the form of retainers:

(i) Six Thousand Two Hundred Fifty Dollars ($6,250) per calendar quarter for all non-employee members of our Board of Directors for their service as a member of our Board of Directors, plus an additional Six Thousand Two Hundred Fifty Dollars ($6,250) per calendar quarter for service as Chairman of our Board of Directors, each payable at the end of each calendar quarter; plus

(ii) Two Thousand Five Hundred Dollars ($2,500) per calendar quarter for service as a member of the Audit Committee, or Three Thousand Seven Hundred Fifty Dollars ($3,750) per calendar quarter for service as Chairperson of the Audit Committee, each payable at the end of each calendar quarter; plus

(iii) One Thousand Five Hundred Dollars ($1,500) per calendar quarter for service as a member of the Compensation Committee, or Two Thousand Five Hundred Dollars ($2,500) per calendar quarter for service as Chairperson of the Compensation Committee, each payable at the end of each calendar quarter; plus

(iv) One Thousand ($1,000) per calendar quarter service as a member of the Nominating and Governance Committee, or One Thousand Six Hundred Twenty Five Dollars ($1,625) per calendar quarter for service as Chairperson of the Nominating and Governance Committee, each payable at the end of each calendar quarter; plus

(v) Reimbursement for out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.

In addition, we typically grant options to purchase shares of our common stock to our directors under our Amended and Restated 2003 Stock Plan, or the Amended 2003 Plan. Under the Amended 2003 Plan, each non-employee director receives an initial grant of options when they join our Board of Directors, and annual grants thereafter on a date determined by our Board of Directors in its discretion, which date shall, to the extent practicable, be consistent with the date on which annual “replenishment” grants of options are made to employees generally, or the Annual Grant Date. Our Board of Directors in its discretion may change the annual grant date from year to year. The initial grant, and each annual grant, gives each non-employee director an option to purchase up to 22,222 shares and 11,111 shares, respectively, of our common stock. The Chairman of our Board of Directors typically receives an annual grant of an option to purchase 22,222 shares of our common stock. Members of our Board of Directors who are our employees who subsequently retire from Renovis and remain on our Board of Directors will not receive an initial option grant as described above but, to the extent they are eligible, will receive subsequent option grants on each Annual Grant Date. A non-employee director’s initial award vests over a period of two years in equal quarterly installments. Subsequent option grants will vest over a period of twelve (12) months in equal quarterly installments. The exercise price of the options granted to directors will be the fair market value of a share of common stock on the date of grant. The term of each option is ten (10) years from the date the option is granted. Each eligible member of our Board of Directors must continue to serve through the Annual Grant Date in order to receive an automatic option grant. Upon a director’s termination of membership on our Board of Directors, such options remain exercisable for twelve (12) months following such termination of membership on our Board of Directors (or such longer period as our Board of Directors may determine in its discretion on or after the date of grant of such option).

In light of the pending merger with Evotec, in January 2008, independent directors received, in lieu of the annual grant of options, a cash payment of $10,600 each.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management of Renovis, Inc.

The following table sets forth information as of February 29, 2008 relating to the beneficial ownership of common stock by: (1) each stockholder known to be the beneficial owner of more than 5% of the outstanding shares of Renovis common stock; (2) each of our directors; (3) each (i) individual who served as Renovis’s principal executive officer during the fiscal year ended December 31, 2007; (ii) individual who served as Renovis’s principal financial officer during the fiscal year ended December 31, 2007; and (iii) the three additional most highly compensated executive officers who were serving in their positions as of December 31, 2007 (collectively, the “Named Executive Officers); and (4) Renovis’s executive officers and directors as a group. As of February 29, 2008, we had 30,269,204 shares of common stock outstanding.

Beneficial ownership is determined under SEC rules and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to options, warrants or other rights that are currently exercisable or exercisable within 60 days of February 29, 2008, are considered outstanding and beneficially owned by the person holding the options or other right for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person except with respect to the percentage ownership of all directors and executive officers as a group. Unless indicated below, the address of each beneficial owner listed below is c/o Renovis, Inc., Two Corporate Drive, South San Francisco, California 94080.

	Shares Beneficially Owned
Name of Beneficial Owned	Number of Securities (1)	Percent of Class
Stockholders owning more than approximately 5%

Entities affiliated with MMCAP International Inc. SPC(2)	3,084,231	10.19%

Entities affiliated with Biotechnology Value Fund, L.P.(3)	2,686,675	8.88

Entities affiliated with Dimensional Funds Advisors LP(4)	1,829,788	6.05

Entities affiliated with MKM Longboat Capital Advisors LLP(5)	1,686,331	5.57

Entities affiliated with Great Point Partners, LLC(6)	1,575,000	5.20

Entities affiliated with Renaissance Technologies LLC(7)	1,513,653	5.00

Directors and Executive Officers

Corey S. Goodman, Ph.D.(8)	607,801	2.01

John P. Walker(9)	170,934	*

Jeffrey S. Farrow(10)	44,593	*

John C. Doyle	0	*

Michael G. Kelly, Ph.D.(11)	211,526	*

Marlene F. Perry(12)	117,497	*

Bruce L.A. Carter, Ph.D.(13)	44,444	*

Nancy M. Crowell(14)	59,999	*

Anthony B. Evnin, Ph.D.(15)	1,365,293	4.51

John H. Friedman(16)	730,158	2.41

Judith A. Hemberger, Ph.D.(17)	44,444	*

Edward E. Penhoet, Ph.D.(18)	167,916	*

All directors and officers as a group (12 persons) (19)	3,564,605	11.78

*	Represents beneficial ownership of less than 1% of our common stock.
(1)	This table is based on information supplied by Renovis’s officers and directors and documents filed with the Securities and Exchange Commission, including Schedules 13G.
(2)

Pursuant to Forms 4 filed on February 13, 2008, each of MMCAP International Inc. SPC and MM Asset Management Inc. reported the beneficial ownership or 3,084,231 shares of common stock. MMCAP International Inc. SPC and MM Asset Management Inc. share the power to vote and to dispose or to direct the disposition of these shares.

The address for MMCAP International Inc. SPC is P.O. Box 32021 SMB, Admiral Financial Centre, 90 Fort Street, Grand Cayman, Cayman Islands BWI, Cayman Islands and the address for MM Asset Management Inc. is 141 Adelaide Street West, Suite 410, Toronto, Ontario, Canada M5H 3L5.

(3)	Pursuant to an amended Schedule 13G filed on February 1, 2008, Biotechnology Value Fund, L.P. reported the following: (a) 581,255 shares of common stock beneficially owned by Biotechnology Value Fund, L.P.; (b) 398,950 shares of common stock beneficially owned by Biotechnology Value Fund, II, L.P.; (c) 1,536,158 shares of common stock beneficially owned by BVF Investments, L.L.C.; (d) 170,312 shares of common stock beneficially owned by Investment 10, L.L.C.; and (e) 2,686,675 shares of common stock beneficially owned by BVF Partners L.P. and BVF Inc. Pursuant to the operating agreement of BVF Investments, L.L.C, BVF Partners L.P. is authorized, among other things, to invest the funds of Ziff Asset Management, L.P., the majority member of BVF Investments, L.L.C., in shares of the common stock and to vote and exercise dispositive power over those shares of the common stock. BVF Partners L.P. and BVF Inc. share voting and dispositive power over shares of the common stock beneficially owned by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C. and those owned by Investment 10, L.L.C., on whose behalf BVF Partners L.P. acts as an investment manager and, accordingly, BVF Partners L.P. and BVF Inc. have beneficial ownership of all of the shares of the common stock owned by such parties. The address of these entities is 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.
(4)	Pursuant to a Schedule 13G filed on February 6, 2008, Dimensional Fund Advisors LP reported that it may be deemed the beneficial owner of 1,829,788 shares of common stock. Dimensional Fund Advisors LP reported that it: is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940; furnishes investment advice to four investment companies registered under the Investment Company Act of 1940; and serves as investment manager to certain other commingled group trusts and separate accounts, In its role as investment advisor or manager, Dimensional Fund Advisors LP possesses investment and/or voting power over the shares of common stock that are owned by these investment companies, trusts and accounts, and may be deemed to be the beneficial owner of the shares common stock held by these investment companies, trusts and accounts. However, all the shares of common stock are owned by these investment companies, trusts and accounts and Dimensional Fund Advisors LP disclaims beneficial ownership of such securities. The address for Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, California 90401.
(5)

Pursuant to an amended Schedule 13G filed on February 11, 2008, each of MKM Longboat Capital Advisors LLP and MKM Longboat Multi-Strategy Master Fund Ltd. reported the deemed beneficial ownership, or the beneficial ownership, of 1,686,331 shares of common stock. MKM Longboat Capital Advisors LLP and MKM Longboat Multi-Strategy Master Fund Ltd. reported the shared voting and investment power with respect to these shares of common stock. MKM Longboat Capital Advisors LLP reported that by virtue of its role as the investment manager of the investment funds that own the shares of common stock it may be deemed to be the beneficial owner of such securities; however, it disclaims the beneficial ownership of the shares of common stock except to the extent of its pecuniary interest therein. The address of MKM Longboat Capital Advisors LLP and MKM Longboat Multi-Strategy Master Fund Ltd. is 3rd Floor, 10 Old Burlington Street, London W1S 3A6, England.

(6)	Pursuant to an amended Schedule 13G filed on February 11, 2008, Great Point Partners, LLC reported the following: (a) Great Point Partners, LLC is the investment manager of Biomedical Value Fund, L.P., and may be deemed to be the beneficial owner of the 850,500 shares of common stock owned by Biomedical Value Fund, L.P.; and (b) Great Point Partners, LLC is the investment manager of Biomedical Offshore Value Fund, Ltd., and may be deemed to be the beneficial owner of the 724,500 shares of common stock owned by Biomedical Offshore Value Fund, Ltd. Each of Dr. Jeffrey R. Jay, as senior managing member of Great Point Partners, LLC, and Mr. David Kroin, as special managing member of Great Point Partners, LLC, has shared voting and investment power with respect to the 1,575,000 shares of common stock, and therefore may be deemed to be the beneficial owner of these shares. Dr. Jay and Mr. Kroin disclaim beneficial ownership of these shares except to the extent of their respective pecuniary interest. The address of these entities is 165 Mason Street, 3rd Floor, Greenwich, Connecticut 06830.
(7)	Pursuant to a Schedule 13G filed on February 12, 2008, Renaissance Technologies LLC reported the following: (a) Renaissance Technologies LLC may be deemed the beneficial owner of 1,513,653 shares of common stock; and (b) James H. Simons, as the control person of Renaissance Technologies LLC, may be deemed the beneficial owner of these securities. Each of Renaissance Technologies LLC and Mr. Simons has sole voting and dispositive power over the 1,513,653 shares of common stock. The address for these reporting persons is 800 Third Avenue, New York, New York 10022.
(8)	Represents: (a) 294,884 shares of common stock held by Dr. Goodman and his family trust; and (b) 312,917 shares of common stock Dr. Goodman has the right to acquire within 60 days of February 29, 2008.
(9)	Represents: (a) 60,935 shares of common stock held by Mr. Walker; and (b) 109,999 shares of common stock Mr. Walker has the right to acquire within 60 days of February 29, 2008.
(10)	Represents: (a) 8,952 of common stock held by Mr. Farrow; and (b) 35,641 shares of common stock Mr. Farrow has the right to acquire within 60 days of February 29, 2008.
(11)	Represents: (a) 77,084 shares of common stock held by Dr. Kelly; and (b) 134,442 shares of common stock Dr. Kelly has the right to acquire within 60 days of February 29, 2008.
(12)	Represents: (a) 29,290 shares of common stock held by Ms. Perry; and (b) 88,207 shares of common stock Ms. Perry has the right to acquire within 60 days of February 29, 2008.
(13)	Represents 44,444 shares of common stock Dr. Carter has the right to acquire pursuant to options exercisable within 60 days of February 29, 2008.
(14)	Represents 59,999 shares of common stock Ms. Crowell has the right to acquire pursuant to options exercisable within 60 days of February 29, 2008. Includes 21,202 shares which Flagship Ventures has the right to acquire by exercise of options for which Ms. Crowell disclaims beneficial ownership.
(15)	Represents: (a) 5,678 shares of common stock held by Dr. Evnin; (b) 55,555 shares of common stock Dr. Evnin has the right to acquire pursuant to options exercisable within 60 days of February 29, 2008; (c) 234,767 shares of common stock held by Venrock Associates; (d) 1,043,216 shares of common stock held by Venrock Associates III, LP; (e) 17,022 shares of common stock held by Venrock Entrepreneurs Fund III, LP; (f) 9,027 shares of common stock held by Venrock Entrepreneurs Fund, LP; (g) 4 shares of common stock held by Venrock Management III, LLC; (h) 20 shares of common stock held by Venrock Management, LLC; and (i) 4 shares of common stock held by VEF Management III, LLC. Dr. Evnin is a General Partner of Venrock Associates, a Member of Venrock Management III LLC, which is the General Partner of Venrock Associates III, LP, a Member of Venrock Management LLC, which is the General Partner of Venrock Entrepreneurs Fund, L.P., and a Member of VEF Management III LLC, which is the General Partner of Venrock Entrepreneurs Fund III, L.P. Dr. Evnin disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest therein.
(16)	Represents: (a) 55,555 shares of common stock Mr. Friedman has the right to acquire pursuant to options exercisable within 60 days of February 29, 2008; and (b) 674,603 shares of common stock held by Easton Hunt Capital Partners, LP. Mr. Friedman is the Managing Partner of Easton Hunt Capital Partners, LP. Mr. Friedman disclaims beneficial ownership of the shares held by Easton Hunt Capital Partners, LP except to the extent of his pecuniary interest therein.
(17)	Represents 44,444 shares of common stock Dr. Hemberger has the right to acquire pursuant to options exercisable within 60 days of February 29, 2008.

(18)	Represents 79,028 shares of common stock held by Dr. Penhoet and 88,888 shares of common stock Dr. Penhoet has the right to acquire pursuant to options exercisable within 60 days of February 29, 2008.
(19)	Represents an aggregate of 1,030,091 shares of common stock that directors and executive officers, including the Named Executive Officers, have the right to acquire within 60 days of February 29, 2008.

Arrangements Which May Result in a Change of Control

As previously announced, the Company has entered into an Agreement and Plan of Merger with Evotec AG, pursuant to which, subject to the satisfaction of certain conditions, Evotec will acquire the Company. In the proposed merger, each share of Renovis’s common stock will be converted into the right to receive 0.5271 American Depositary Shares, or ADSs, of Evotec. Each Evotec ADS represents the right to receive two ordinary shares of Evotec. Evotec has filed with the SEC a registration statement on Form F-4 under the Securities Act to register with the SEC the Evotec ordinary shares that underlie the Evotec ADSs that Renovis stockholders will receive in connection with the merger.

Pursuant to voting agreements, directors and executive officers of Renovis and certain Renovis stockholders have agreed to vote shares representing 2,369,931 outstanding shares of Renovis common stock in favor of the merger and against certain forms of competing proposals.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 for all of our equity compensation plans:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,567,370	(3)	$8.30	(4)	803,970	(5)
Equity compensation plans not approved by security holders(2)	143,396		$9.60		—

(1)	The plans included are our Amended and Restated 2003 Stock Plan, Amended and Restated 2003 Equity Incentive Plan, Amended and Restated 2000 Equity Incentive Plan and Employee Stock Purchase Plan. The Amended and Restated 2003 Stock Plan provides that, commencing January 15, 2005 and on each January 15 thereafter during the term of the Amended and Restated 2003 Stock Plan, the number of shares of common stock that may be issued or transferred pursuant to awards under the Amended and Restated 2003 Stock Plan shall be increased by a number equal to the least of (a) 1,055,555 shares, (b) 3.5% of our outstanding shares of common stock on such date or (c) a lesser amount determined by our Board of Directors. The Employee Stock Purchase Plan provides for an annual increase to the shares of common stock reserved under the Employee Stock Purchase Plan on each January 1, equal to the lesser of 194,444 or 0.75% of our outstanding shares on such date, or a lesser amount determined by our Board of Directors. Since adoption of the Amended and Restated 2003 Stock Plan, we have not granted options under our 2000 Equity Incentive Plan and Amended and Restated 2003 Equity Incentive Plan, but stock option grants exercisable for 33,295 and 716,288 shares, respectively, were outstanding under these plans as of December 31, 2007.
(2)	The plans included are the Employment Inducement Options, our 2007 Employment Commencement Plan, our Amended and Restated 2006 Employment Commencement Incentive Plan and our Amended and Restated 2005 Employment Commencement Incentive Plan. The Employment Inducement Options and the Employment Commencement Incentive Plans did not require stockholder approval pursuant to NASDAQ Marketplace Rule 4350 (i)(1)(A)(iv). The 2007 Employment Commencement Plan expired on December 31, 2007, the 2006 Employment Commencement Incentive Plan expired on December 31, 2006 and the 2005 Employment Commencement Incentive Plan expired on December 31, 2005. The Employment Inducement Options and the two Employment Commencement Incentive Plans are discussed further in Note 10 to the financial statements included in this Annual Report on Form 10-K.
(3)	Under our Employee Stock Purchase Plan, participants are permitted to purchase our common stock on certain dates within a pre-determined purchase period. Accordingly, the number of securities to be issued under this plan is not determinable or included in this column.
(4)	Represents the weighted average exercise price of outstanding stock options only and excludes 1,914,000 deferred stock units, which do not have an exercise price.
(5)	Includes 740,537 shares available for issuance under our Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

Since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such person’s immediate families had or will have a direct or indirect material interest other than arrangements described under the caption “Executive Compensation” and “Director Compensation” and the items described below.

Indemnification and Employment Agreements

As permitted by the Delaware General Corporation Law, we have adopted provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws that authorize and require us to indemnify our officers and directors to the full extent permitted under Delaware law, subject to limited exceptions. We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and officers which may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our officers and directors against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct. These indemnification agreements also may require us to advance any expenses incurred by the directors or officers as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ insurance, if available on reasonable terms. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment or claim in certain circumstances.

We have also entered into employment agreements that include change of control arrangements with our executive officers and certain separation agreements with former executive officers, which are described above under the headings, “Employment Agreements and Change of Control Arrangements” and “Separation Agreements.”

Amended and Restated Investor Rights Agreement

We and certain of our stockholders are parties to an agreement under which such stockholders have registration rights with respect to their shares of common stock.

Pfizer Collaboration

In May 2005, we entered into a collaborative research agreement and a license and royalty agreement with Pfizer to research, develop and commercialize small molecule compounds that target VR1. The collaboration focuses on treatments for pain and other diseases and disorders. Under these agreements, the Company received an upfront license fee and research funding over an initial two-year research period and Pfizer will have exclusive worldwide rights to commercialize products that result from the collaboration. On April 9, 2007, the Company and Pfizer amended the collaborative research agreement to extend the term of the funded research period for an additional twelve months. In October 2007, Dr. Goodman, our former President and Chief Executive Officer, became the President of Pfizer’s Biotherapeutics and Bioinnovation Center. Dr. Goodman remains a director of Renovis.

Agreement and Plan of Merger with Evotec AG

In connection with the merger with Evotec AG: (i) it is anticipated that John P. Walker and Corey S. Goodman, Ph.D. will be elected to the Evotec Supervisory Board; (ii) it is anticipated that Michael G. Kelly, Ph.D. will become a member of Evotec’s executive management team and will be president of Evotec’s U.S. site; (iii) although it is anticipated that his service will not be terminated in connection with the merger, Dr. Kelly and Marlene F. Perry are entitled to receive severance payments and other benefits pursuant to their employment agreements with Renovis if their service is terminated in connection with the merger, as described above under “Employment Agreements and Change of Control Arrangements”; (iv) Evotec and Renovis as the surviving company will indemnify Renovis officers and directors for a period of six years following the closing of the merger; (v) pursuant to the terms of the executive chairman agreement between Renovis and John P. Walker, immediately prior to the consummation of a change in control, including the merger with Evotec, 25% of the shares subject to the DSU award granted to Mr. Walker in connection with his appointment as Executive Chairman of Renovis will vest; and (vi) Ms. Perry, whose service is anticipated to be terminated in connection with the merger, holds DSU awards for which vesting will be accelerated if her employment is terminated in connection with the merger.

Polices and Procedures

Our Audit Committee is responsible for reviewing and approving, in advance, all related party transactions. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. This obligation is set forth in writing in the Audit Committee charter. A copy of the Audit Committee charter is accessible on our website at www.renovis.com, in the section titled, “Investors” under the subsection titled, “Corporate Governance.” To identify related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the executive officer or director or their family members have an interest. In addition, our code of business conduct and ethics establishes the corporate standards of behavior for all our employees, officers and directors, including the requirement to identify conflicts of interest. The code of conduct is available on our website at www.renovis.com, in the section titled, “Investors” under the subsection titled, “Corporate Governance.” A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the Company as whole. Our code of conduct requires any employee, officer or director who becomes aware of a potential or actual conflict of interest to disclose it promptly to a supervisor or the principal executive officer or principal financial officer. In addition, our code of conduct requires any person who becomes aware of any departure from the standards in our code of conduct to report his or her knowledge promptly to a supervisor or the principal executive officer or principal financial officer.

Board Independence and Corporate Governance

The laws and rules governing public companies and the Financial Industry Regulatory Authority (FINRA) listing requirements oblige our Board of Directors to determine the independence of its members and discuss in detail certain aspects of its corporate governance and its various committees. Accordingly, our Board of Directors has determined that Dr. Penhoet, Dr. Carter, Ms. Crowell, Dr. Evnin, Mr. Friedman and Dr. Hemberger, which individuals constitute a majority of our Board of Directors, are independent (as independence is currently defined by the FINRA listing standards).

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees and Services

The following table sets forth the aggregate fees billed or to be billed by Ernst & Young LLP for the following services during the years 2006 and 2007:

	Fiscal Year Ended
	2007	2006
Audit fees(1)	$513,497	$440,803
Audit-related fees(2)	127,942	9,600
Tax fees(3)	23,000	17,000
All other fees(4)	2,000	2,500

Total fees	$666,439	$469,903

(1)	2007 and 2006 audit fees included fees for the audits of our annual financial statements and internal control over financial reporting included in our Form 10-K, timely quarterly reviews of our financial statements, reviews in connection with registration statements on Form S-8, reviews in connection with our joint proxy/prospectus with Evotec AG on Form F-4, and issuance of consents and review of documents filed with the SEC.
(2)	Includes fees related to accounting consultations relating to various transactions.
(3)	Includes fees for tax compliance, tax advice and tax planning. Tax compliance consists of fees billed for professional services related to federal and state tax compliance.
(4)	Includes fees for access to an on-line accounting tool.

The Audit Committee has adopted a policy relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to pre-approval procedures established by the Audit Committee. The Audit Committee pre-approved all services provided by Ernst & Young LLP during 2007.

Our Audit Committee has considered whether the independent registered public accounting firm’s provision of non-audit services to our Company is compatible with maintaining the registered public accounting firm’s independence, and concluded that such independence has not been impaired.

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

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(19)	Agreement and Plan of Merger by and between Evotec AG and Renovis, Inc., dated September 18, 2007.

2.2(20)	Amendment to Agreement and Plan of Merger by and between Evotec AG and Renovis, Inc., dated January 31, 2008

3.1(6)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

3.3(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(10)	Certificate of Designations of the Series A Junior Participating Preferred Stock.

4.1(10)	Specimen Common Stock Certificate.

4.2(11)	Specimen Preferred Stock Certificate.

4.3(11)	Form of Debt Security.

4.4(12)	Form of Senior Indenture, between the Registrant and one or more trustees to be named.

4.5(12)	Form of Subordinated Indenture, between the Registrant and one or more trustees to be named.

4.6(11)	Form of Warrant.

4.7(1)	Amended and Restated Investor Rights Agreement, dated as of August 7, 2003, by and among the Registrant and holders of the Registrant’s preferred stock.

4.8(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to GATX Ventures, Inc.

4.9(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated April 27, 2001, issued by the Registrant to TBCC Funding Trust II.

4.10(1)	Warrant for the purchase of shares of Series B Preferred Stock, dated October 10, 2001, issued by the Registrant to GATX Ventures, Inc.

4.11(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to GATX Ventures, Inc.

4.12(1)	Warrant for the purchase of shares of Series C Preferred Stock, dated July 24, 2002, issued by the Registrant to TBCC Funding Trust II.

4.13(8)	Equipment Loan and Master Security Agreement, dated February 26, 2004, with Oxford Finance Corporation.

4.14(9)	Equipment Loan Promissory Note to Master Security Agreement dated March 25, 2005, with Oxford Finance Corporation.

4.15(9)	Rights Agreement, dated as of March 24, 2005, between the Registrant and Wells Fargo Shareowner Services.

4.16(19)	Amendment to the Rights Agreement between Renovis, Inc and Wells Fargo Shareowner Services, dated September 18, 2007

10.1(3)	Form of Indemnity Agreement between the Registrant and each officer and director.

10.2(1)*	Amended and Restated 2003 Equity Incentive Plan.

10.3(1)*	2000 Equity Incentive Plan.

10.4(5)*	Employee Stock Purchase Plan.

10.5(18)*	Form of Amended and Restated Employment Agreement by and between the Registrant and Certain Executive Officers

10.6(2)(7)	Sublease, dated August 5, 2003, by and between the Company and Tularik Inc.

10.7(4)(7)	Collaborative Research, Development and License Agreement, dated as of December 31, 2003, by and between the Registrant and Genentech, Inc.

10.8(4)(7)	License Agreement, dated as of June 1, 2001, by and between the Registrant and The Regents of the University of California.

10.9(4)(7)	First Amendment to License Agreement, dated as of December 15, 2002, by and between the Registrant and The Regents of the University of California.

10.10(4)	Second Amendment to License Agreement, dated as of December 23, 2003, by and between the Registrant and The Regents of the University of California.

10.11(4)(7)	License Agreement, dated as of November 25, 2002, by and between the Registrant and The Regents of the University of California.

10.12(17)*	Amended and Restated 2003 Stock Plan.

10.13(21)*	Amended and Restated 2005 Employment Commencement Incentive Plan and form of stock option agreement.

10.14(21)*	Amended and Restated 2006 Employment Commencement Incentive Plan and form of stock option agreement.

10.15(13)(7)	Collaborative Research Agreement, dated May 26, 2005 by and between the Registrant and Pfizer, Inc.

10.16(13)(7)	License and Royalty Agreement, dated May 26, 2005 by and between Registrant and Pfizer, Inc.

10.17(14)*	Marlene F. Perry Employment Commencement Nonstatutory Stock Option.

10.18(21)*	Amendment of Marlene F. Perry Employment Commencement Nonstatutory Stock Option

10.19(15)*	2007 Employment Commencement Incentive Plan and form of stock option agreement.

10.20(15)*	Confidential Separation Agreement, effective January 3, 2007, by and between the Registrant and Tito A. Serafini.

10.21(16)*	Form of Stock Option Cancellation Agreement by and between the Registrant and Executive Officers.

10.22(18)*	Form of Deferred Stock Unit Award Grant Notice and Agreement by and between the Company and certain officers.

10.23(18)*	Form of Deferred Stock Unit Award Grant Notice and Agreement by and between the Company and employees.

10.24(22)(7)	Amendment A to Collaborative Research Agreement, dated as of March 30, 2007, by and between the registrant and Pfizer Inc.

10.25(23)*	Executive Chairman Agreement by and between the Company and John P. Walker dated as of October 1, 2008.

10.26(23)*	Deferred Stock Unit Award Grant Notice and Agreement by and between the Company and John P. Walker dated as of October 1, 2008.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial and Accounting Officer.

*	Management contract or compensatory plan.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 17, 2003.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on October 23, 2003.
(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on November 21, 2003.
(4)	Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 16, 2004.
(5)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on January 29, 2004.
(6)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-109806) filed on February 3, 2004.
(7)	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 28, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on April 11, 2005.

(11)	To be filed by amendment to the Company’s Registration Statement on Form S-3 (SEC file No. 333-122762) filed on February 11, 2005 or by a report filed under the Exchange Act and incorporated therein by reference.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC file No. 333-122762) filed on February 11, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-50564) filed on August 12, 2005.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC File No. 333-123638) filed on March 29, 2005.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on January 4, 2007.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on January 8, 2007.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC File No. 333-140136) filed on January 22, 2007.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC file No. 000-50564) filed on February 1, 2007.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-50564) filed on September 24, 2007.
(20)	Incorporated by reference to Amendment No. 1 to Evotec AG’s registration statement on F-4 (SEC File No. 000-1412558).
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 15, 2007.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-50564) filed on May 9, 2007.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-50564) filed on October 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVIS, INC.

Dated: March 14, 2008	By:	/S/ JOHN P. WALKER
John P. Walker
Executive Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. WALKER	Director, Executive Chairman (Principal	March 14, 2008
John P. Walker	Executive Officer)

/S/ JEFFREY S. FARROW	Vice President, Finance and Chief	March 14, 2008
Jeffrey S. Farrow	Accounting Officer (Principal Financial and Accounting Officer)

/s/ BRUCE L. A. CARTER	Director	March 14, 2008
Bruce L. A. Carter. PH. D.

/s/ NANCY M. CROWELL	Director	March 14, 2008
Nancy M. Crowell

/s/ ANTHONY B. EVNIN	Director	March 14, 2008
Anthony B. Evnin, PH. D.

/s/ JOHN H. FRIEDMAN	Director	March 14, 2008
John H. Friedman

/S/ COREY S. GOODMAN	Director	March 14, 2008
Corey S. Goodman, PH. D.

/s/ EDWARD E. PENHOET	Director	March 14, 2008
Edward E. Penhoet, PH. D

/s/ JUDITH A. HEMBERGER	Director	March 14, 2008
Judith A. Hemberger, PH. D.